Form 10QSB
period 1996-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP II
filed 1996-05-13
CIK 882364

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                              ------------------------------------------
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
             EXCHANGE ACT


For the transition period from        to
                               ------    -------------------------------

Commission file number  33-44654-C
                       -------------------------------------------------

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
- ------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


      Delaware                                            38-3019164
- -------------------------------------------------------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                   Identification Number)


               24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                P.O. Box 544, Ann Arbor, Michigan 48106-0544
- -------------------------------------------------------------------------
                    (Address of principal executive offices)


                               (313) 994-5505
- -------------------------------------------------------------------------
                         (Issuer's telephone number)

                               Not Applicable
- -------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X    No
                                                                -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes        No      .
                                                 -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Not Applicable

Transitional Small Business Disclosure Format (check one)  Yes        No   X
                                                               -----     -----

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II

                              INDEX TO FORM 10-QSB



PART I     FINANCIAL INFORMATION                                               Page


Item 1.    Financial Statements                                                   1
           Consolidated Balance Sheet, March 31, 1996                             2

           Consolidated Statement of Operations for the
           three month periods ended March 31, 1996 and 1995                      3

           Consolidated Statement of Cash Flows for the
           three month periods ended March 31, 1996 and 1995                      4

           Notes to Financial Statements                                          5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             11


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                     13

Item 2.    Changes in Securities                                                 13

Item 3.    Defaults Upon Senior Securities                                       13

Item 4.    Submission of Matters to a Vote of Security Holders                   13

Item 5.    Other Information                                                     13

Item 6.    Exhibits and Reports on Form 8-K                                      13


SIGNATURES                                                                       14

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The consolidated balance sheet of Captec Franchise Capital Partners L.P. II (the "Partnership") as of March 31, 1996 and the consolidated statements of operations and cash flows for the periods ending March 31, 1996 and 1995 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

     These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Partnership's report on Form 10-KSB for the fiscal year ended December 31, 1995.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                March 31, 1996
                                  (Unaudited)


                                     ASSETS

Cash                                                       $  112,568
Investment in leases:
  Operating leases, net                                     1,893,845
  Direct financing leases, net                                478,866
Rent receivable                                                 5,200
Unbilled rent                                                  86,045
Due from related parties                                        7,584
                                                           ----------

Total assets                                               $2,584,108
                                                           ==========

                       LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Note payable                                            $  775,347
   Accounts payable                                               509
   Due to related parties                                       2,950
   Operating lease rents paid in advance                       13,500
   Security deposits held on leases                            43,131
                                                           ----------

Total liabilities                                             835,437
                                                           ----------

Partners' Capital:
   Limited partners' capital accounts                       1,744,099
   General partner's capital accounts                           4,572
                                                           ----------

Total partners' capital                                     1,748,671
                                                           ----------

Total liabilities & partners' capital                      $2,584,108
                                                           ==========



The accompanying notes are an integral part of the consolidated financial statements.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
           for the three month periods ended March 31, 1996 and 1995
                                  (Unaudited)


                                                           1996          1995
Operating revenue:
   Rental income                                     $   71,507    $   65,792
   Finance income                                        18,781        14,378
                                                     ----------    ----------

          Total operating revenue                        90,288        80,170
                                                     ----------    ----------
Operating costs and expenses:
   Depreciation                                           7,118         6,078
   General and administrative                             4,357         4,450
                                                     ----------    ----------

          Total operating costs and expenses             11,475        10,528
                                                     ----------    ----------

          Income from operations                         78,813        69,642
                                                     ----------    ----------
Other Income (expense):
   Interest income                                            0             0
   Interest expense                                     (20,242)      (21,262)
   Other                                                    525             0
                                                     ----------    ----------

          Total other income, net                       (19,717)      (21,262)
                                                     ----------    ----------

Net income                                               59,096        48,380

Net income allocable to general partners                    591           484
                                                     ----------    ----------

Net income allocable to limited partners             $   58,505    $   47,896
                                                     ==========    ==========

Net income per limited partnership unit                  $15.07        $12.34
                                                     ==========    ==========

Weighted average number of limited partnership
   units outstanding                                      3,881         3,881
                                                     ==========    ==========



The accompanying notes are an integral part of the consolidated financial statements.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           for the three month periods ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                       1996                  1995
Cash flows from operating activities:
   Net Income                                                    $     59,096           $    48,380
   Adjustments to net income:
        Depreciation                                                    7,118                 6,078
        Increase in unbilled rent                                     (16,155)                 (150)
        Decrease (increase) in receivables                             (4,951)              (30,449)
        Increases in payables                                           1,150                 6,676
        Security deposits received                                          -                21,798
                                                                -------------         -------------

Net cash provided by operating activities                              46,258                52,333
                                                                -------------         -------------
Cash flows from investing activities:
   Disposition (purchase) of real estate for operating leases               -               326,760
   Purchase of equipment for financing leases                               -              (425,284)
   Reduction of net investment in financing leases                     19,318                23,723
                                                                -------------         -------------

Net cash provided by (used in) investing activities                    19,318               (74,801)
                                                                -------------         -------------
Cash flows from financing activities:
   Principal payments on note payable                                 (10,421)               (9,401)
   Distributions to limited partners                                  (61,000)              (49,800)
                                                                -------------         -------------

Net cash used in financing activities                                 (71,421)              (59,201)
                                                                -------------         -------------

Net increase in cash                                                   (5,845)              (81,669)

Cash, beginning of period                                             118,413               136,984
                                                                -------------         -------------
Cash, end of period                                             $     112,568         $      55,315
                                                                =============         =============



The accompanying notes are an integral part of the consolidated financial statements.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

    Captec Franchise Capital Partners L.P. II (the "Partnership") is a Delaware limited partnership formed on November 19, 1991 for the purpose of acquiring income-producing commercial real properties and equipment leased on a "triple net" basis, primarily to operators of national and regional franchised business. The Partnership includes a subsidiary, CFCP II, L.C., a limited liability company, of which it owns 61.4%. The general partners of the Partnership are Captec Franchise Capital Corporation II (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec") and Patrick L. Beach, an individual, herein after collectively referred to as the Sponsor. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. The general partners have each contributed $100 in cash to the Partnership as a capital contribution. The Partnership commenced a public offering of limited partnership interests ("Units") on May 7, 1992. A minimum of 2,300 Units and a maximum of 15,000 Units, priced at $500 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on April 4, 1994 and reached final funding on May 6, 1994. At March 31, 1996, 3,881 Units were issued and outstanding.


    Due to the nature of the Partnership's business operations (acquiring, leasing and selling real properties) and other factors, in certain cases the financial activity is not directly comparable from year to year as the Partnership's revenue generating assets increase and decrease. Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership agreement. Profits and losses from operations will be allocated among the limited partners based upon the number of Units owned. In no event will the Sponsor be allocated less than 1% of profits and losses in any year.

    Following is a summary of the Partnership's significant accounting policies:

    A.   RENTAL INCOME FROM OPERATING LEASES:   The Partnership's
         operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent.

    B.   LAND AND BUILDING ON OPERATING LEASES:   Land and buildings on
         operating leases are stated at cost. Buildings are depreciated on the straight-line method over their estimated useful life (40 years).

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED:

    c.   NET INVESTMENT IN DIRECT FINANCING LEASES:   Leasing operations
         classified as direct financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

    d.   NET INCOME PER LIMITED PARTNERSHIP INTEREST:   Net income per
         limited partnership interest is calculated using the weighted average number of limited partnership Units outstanding during the period and the limited partners' allocable share of the net income.

    e.   INCOME TAXES:   No provision for income taxes is included in the
         accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns.

    f.   ESTIMATES:   The preparation of financial statements in
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  DISTRIBUTIONS:

    Cash flows of the Partnership are allocated ninety-nine percent (99%) to the limited partners and one percent (1%) to the Sponsor, except that the Sponsor's share is subordinated to an eleven percent (11%) preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership will be allocated ninety percent (90%) to the limited partners and ten percent (10%) to the Sponsor, except that the Sponsor's share will be subordinated to a twelve percent (12%) preferred return plus return of the original capital contributions to the limited partners. Distributions are paid quarterly in arrears approximately 15 days following the end of each calendar quarter.

    The Partnership distributed $61,000 during the three month period ended March 31, 1996, representing cash flow from operations for the quarter ended December 31, 1995.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates whereby the Sponsor provides various property and equipment management services for the Partnership. An acquisition fee is charged, not to exceed the lesser of five percent (5%) of the aggregate purchase price of properties and equipment or the customary charge by others rendering similar services. No acquisition fees were paid by the Partnership during the three month period ended March 31, 1996.

    A subordinated asset management fee may be charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative noncompounded return of eleven percent (11%) per annum on their adjusted invested capital. There were no subordinated asset management fees paid to the Sponsor during the three month period ended March 31, 1996.

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidation fees paid during the three month period ended March 31, 1996.

    The Partnership agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of twelve percent (12%) per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions.

    The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LAND AND BUILDING ON OPERATING LEASES:

    The net investment in operating leases as of March 31, 1996 is comprised of the following:


    Land                                               $  805,900
    Building and improvements                           1,138,902
                                                       ----------
                                                        1,944,802
    Less accumulated depreciation                         (50,957)
                                                       ----------

    Total                                              $1,893,845
                                                       ==========

    The following is a schedule of future minimum lease payments to be received on the operating leases as of March 31, 1996:


    1996                                               $  169,335
    1997                                                  231,400
    1998                                                  238,400
    1999                                                  245,500
    2000                                                  252,900
    Thereafter                                          4,183,000
                                                       ----------

    Total                                              $5,320,535
                                                       ==========


5.  NET INVESTMENT IN DIRECT FINANCING LEASES:

    The net investment in direct financing leases as of March 31, 1996 is comprised of the following:



    Minimum lease payments to be received              $563,215
    Estimated residual value                             54,707
                                                       --------

    Gross investment in direct financing leases         617,922
    Less unearned income                               (139,056)
                                                       --------

    Net investment in direct financing leases          $478,866
                                                       ========

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  NET INVESTMENT IN DIRECT FINANCING LEASES, CONTINUED:

    The following is a schedule of future minimum lease payments to be received on the direct financing leases as of March 31, 1996:


    1996                                               $114,298
    1997                                                152,396
    1998                                                152,396
    1999                                                138,880
    2000                                                  5,245
                                                       --------

    Total                                              $563,215
                                                       ========


6.  JOINT VENTURE:

    In order to more fully utilize its capital, the Partnership entered into a joint venture with an affiliate of Captec to acquire one net leased real property. As of March 31, 1996, the Partnership had invested approximately $491,000 in CFCP II, L.C., representing 61.4% ownership of the joint venture.

    The Partnership accounts for its investment in CFCP II, L.C. on a flow-through basis, whereby the Partnership's share of the assets and liabilities and income and expense of CFCP II, L.C. are reflected in the Partnership's financial statements.


7.  NOTE PAYABLE:

    The Partnership has a note payable to a financial institution with a principal balance as of March 31, 1996 of $775,347. This note bears interest at a fixed rate of 10.35 percent per annum and is payable in equal monthly installments of $10,221 with a balloon payment for all remaining principal, approximately $603,000, due in October 1999. This note is secured by a mortgage in the Partnership's two real estate investments which comprise its entire investment in operating leases.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  NOTE PAYABLE, CONTINUED:

    At March 31, 1996, annual maturities of the note payable are as follows:


    Year ending December 31:
    1996                                                       $ 32,922
    1997                                                         48,051
    1998                                                         53,261
    1999                                                        641,113
                                                               --------

    Total                                                      $775,347
                                                               ========



8.  SUBSEQUENT EVENT:

    In April 1996, the Partnership made a distribution to its limited partners totaling $61,000 which represented distribution of cash flow from operations for the quarter ended March 31, 1996.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

     The Partnership commenced the Offering of up to 15,000 limited partnership units ("Units") registered under the Securities Act of 1933, as amended by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on May 7, 1992. The Partnership reached final funding as of May 6, 1994 from the sale of 3,881 Units in the amount of $1,940,500. After payment of all offering expenses (including selling commissions) totaling $252,265, net proceeds available for investment from the sale of units totaled $1,688,235. Proceeds from issuance of a note payable equaled $831,000. Therefore, the Partnership received net capital available for investment totaling $2,519,235.

     As of March 31, 1996, the Partnership has fully invested all of its capital available for investment. This capital has been used to invest in two net leased real estate properties (including land and building) in amounts totaling $1,852,202 and four equipment leases in amounts totaling $547,069. In addition, in prior quarters, the Partnership paid affiliates acquisition fees associated with the acquisition and leasing of these assets in amounts totaling $119,954. There were no new acquisition investments made during the three month period ended March 31, 1996.

     The Partnership believes that it has sufficient liquidity to maintain its operations through cash reserves and cash flows from operations. All of the Partnership's leases provide for monthly rental payments to be paid to the Partnership. The form of lease used for both real estate and equipment is an absolute net lease, which requires lessees to pay all taxes and assessments, repairs and maintenance and insurance premiums, including casualty insurance. As such, the Partnership does not anticipate incurring any expenses associated with the operation of real estate properties or equipment. Therefore, management expects that its cash reserves and the cash flow from leases will be sufficient to pay installments on the note payable and other general and administrative expenses, and further, to provide quarterly distributions to the limited partners.


Results of Operations:

     For the three month period ended March 31, 1996, the Partnership earned revenues totaling approximately $91,000, compared to approximately $80,000 for the corresponding period of the preceding year. The increase in revenues over the prior year's period (13.3%) was due to the effect of the Partnership having not completed its acquisition activities during the entire portion of the prior period.

     For the three month period ended March 31, 1996, the Partnership incurred expenses totaling approximately $32,000, compared to $32,000 for the corresponding period of the preceding year. On a comparative basis, expenses remained approximately level.

     For the three month period ended March 31, 1996, the Partnership earned net income of approximately $59,000, compared to approximately $48,000 for the corresponding period of the previous year. The increase in net income over the prior year's period (22.2%) was due to the increase in revenues discussed above.

     During the three month period ended March 31, 1996, the Partnership made distributions to the limited partners totaling $61,000, as compared with $49,800 for the corresponding period of the preceding year. In addition, in April 1996, the Partnership made a distribution to its limited partners totaling $61,000, which represented distribution of cash flow from operations for the quarter ended March 31, 1996, as compared with a distribution of $67,000 for the corresponding period of the preceding year.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         None
Item 2.  Changes in Securities
         None
Item 3.  Defaults Upon Senior Securities
         None
Item 4.  Submission of Matters to a Vote of Security Holders
         None
Item 5.  Other Information
         None
Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule

         No reports on the Form 8-K were filed for the three month period ending March 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BY: Captec Franchise Capital Corporation II
                                   Managing General Partner of
                                   Captec Franchise Capital Partners L.P. II



                              BY:  /s/ W. Ross Martin
                                 -------------------------------------------
                                   W. Ross Martin
                                   Chief Financial Officer and Vice President,
                                   a duly authorized officer

                              DATE:  May 13, 1996

                                Exhibit Index




Exhibit Number                    Description
- --------------                    -----------

     27                     Financial Data Schedule