Form 10QSB
period 1996-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP II
filed 1996-08-14
CIK 882364

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[  X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996

[    ]                 TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                          EXCHANGE ACT

For the transition period from                to
                               --------------    ---------------

Commission file number    33-44654-C

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                                            38-3019164
                 --------                                                            ----------
           (State or other jurisdiction                                              (IRS Employer
            of incorporation or organization)                                         Identification Number)

                24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                  P.O. Box 544, Ann Arbor, Michigan 48106-0544
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (313) 994-5505
       -----------------------------------------------------------------
                          (Issuer's telephone number)

                                 Not Applicable
       -----------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ---       ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes        No    .
                                                 ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Not Applicable

Transitional Small Business Disclosure Format (check one)  Yes         No  X
                                                               ---        ---

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II

                              INDEX TO FORM 10-QSB


PART I           FINANCIAL INFORMATION                                                                 Page
- ------           ---------------------
Item 1.          Financial Statements                                                                     1
                 Consolidated Balance Sheet, June 30, 1996                                                2

                 Consolidated Statement of Operations for the
                 three month periods ended June 30, 1996 and 1995                                         3

                 Consolidated Statement of Operations for the
                 six month periods ended June 30, 1996 and 1995                                           4

                 Consolidated Statement of Cash Flows for the
                 six month periods ended June 30, 1996 and 1995                                           5

                 Notes to Financial Statements                                                            6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                               12


PART II        OTHER INFORMATION
- -------        -----------------

Item 1.          Legal Proceedings                                                                       15

Item 2.          Changes in Securities                                                                   15

Item 3.          Defaults Upon Senior Securities                                                         15

Item 4.          Submission of Matters to a Vote of Security Holders                                     15

Item 5.          Other Information                                                                       15

Item 6.          Exhibits and Reports on Form 8-K                                                        15


SIGNATURES                                                                                               16
- ----------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

      The consolidated balance sheet of Captec Franchise Capital Partners L.P. II (the "Partnership") as of June 30, 1996 and the consolidated statements of operations and cash flows for the periods ending June 30, 1996 and 1995 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

       These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Partnership's report on Form 10-KSB for the fiscal year ended December 31, 1995.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 1996
                                  (Unaudited)


                            ASSETS

Cash                                             $    95,165
Investment in leases:
  Operating leases, net                            1,886,727
  Direct financing leases, net                       458,356
Rent receivable                                       20,052
Unbilled rent                                        102,201
Due from related parties                               7,584
                                                 -----------
Total assets                                     $ 2,570,085
                                                 ===========


                      LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Note payable                                  $   764,654
   Accounts payable                                      509
   Due to related parties                              3,932
   Operating lease rents paid in advance              13,500
   Security deposits held on leases                   43,131
                                                 -----------
Total liabilities                                    825,726
                                                 -----------

Partners' Capital:
   Limited partners' capital accounts              1,739,220
   General partner's capital accounts                  5,139
                                                 -----------
Total partners' capital                            1,744,359
                                                 -----------
Total liabilities & partners' capital            $ 2,570,085
                                                 ===========




The accompanying notes are an integral part of the consolidated financial statements.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
            for the three month periods ended June 30, 1996 and 1995
                                  (Unaudited)


                                                 1996                     1995
Operating revenue:
   Rental income                                  $ 71,507              $ 68,882
   Finance income                                   17,590                22,355
                                                  --------              --------
          Total operating revenue                   89,097                91,237
                                                  --------              --------
Operating costs and expenses:
   Depreciation                                      7,118                 8,148
   General and administrative                        5,875                 1,644
                                                  --------              --------
          Total operating costs and expenses        12,993                 9,792
                                                  --------              --------
          Income from operations                    76,104                81,445
                                                  --------              --------

Other Income (expense):
   Interest income                                     -                     -
   Interest expense                                (19,970)              (21,017)
   Other                                               554                   -
                                                  --------              --------
          Total other income, net                  (19,416)              (21,017)
                                                  --------              --------
Net income                                          56,688                60,428

Net income allocable to general partners               567                   604
                                                  --------              --------
Net income allocable to limited partners          $ 56,121              $ 59,824
                                                  ========              ========
Net income per limited partnership unit           $  14.46              $  15.42
                                                  ========              ========
Weighted average number of limited partnership
   units outstanding                                 3,881                 3,881
                                                  ========              ========





The accompanying notes are an integral part of the consolidated financial statements.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
             for the six month periods ended June 30, 1996 and 1995
                                  (Unaudited)


                                                 1996                     1995
Operating revenue:
   Rental income                                 $ 143,014             $ 134,674
   Finance income                                   36,371                36,733
                                                  --------             ---------
          Total operating revenue                  179,385               171,407
                                                  --------             ---------
Operating costs and expenses:
   Depreciation                                     14,236                14,226
   General and administrative                       10,232                 6,094
                                                  --------             ---------
          Total operating costs and expenses        24,468                20,320
                                                  --------             ---------
          Income from operations                   154,917               151,087
                                                  --------             ---------

Other Income (expense):
   Interest income                                     -                     -
   Interest expense                                (40,212)              (42,279)
   Other                                             1,079                   -
                                                  --------             ---------
          Total other income, net                  (39,133)              (42,279)
                                                  --------             ---------
Net income                                         115,784               108,808

Net income allocable to general partners             1,158                 1,088
                                                  --------             ---------
Net income allocable to limited partners          $114,626             $ 107,720
                                                  ========             =========
Net income per limited partnership unit           $  29.54             $   27.76
                                                  ========             =========
Weighted average number of limited partnership
   units outstanding                                 3,881                 3,881
                                                  ========             =========




The accompanying notes are an integral part of the consolidated financial statements.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             for the six month periods ended June 30, 1996 and 1995
                                  (Unaudited)


                                                                           1996                  1995
Cash flows from operating activities:
   Net Income                                                         $ 115,784             $ 108,808
   Adjustments to net income:
        Depreciation                                                     14,236                14,226
        Increase in unbilled rent                                       (32,311)              (12,721)
        Decrease (increase) in receivables                              (19,803)              (12,095)
        Increases in payables                                             2,133                 4,951
        Security deposits received                                          -                  21,798
                                                                      ---------             ---------
Net cash provided by operating activities                                80,039               124,967
                                                                      ---------             ---------
Cash flows from investing activities:
   Disposition (purchase) of real estate for operating leases               -                 326,760
   Purchase of equipment for financing leases                               -                (425,284)
   Reduction of net investment in financing leases                       39,827                34,220
                                                                      ---------             ---------
Net cash provided by investing activities                                39,827               (64,304)
                                                                      ---------             ---------
Cash flows from financing activities:
   Principal payments on note payable                                   (21,114)              (19,047)
   Distributions to limited partners                                   (122,000)             (116,800)
                                                                      ---------             ---------
Net cash used in financing activities                                  (143,114)             (135,847)
                                                                      ---------             ---------
Net increase in cash                                                    (23,248)              (75,184)

Cash, beginning of period                                               118,413               136,984
                                                                      ---------             ---------
Cash, end of period                                                   $  95,165             $  61,800
                                                                      =========             =========




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

      The Partnership distributed $61,000 during the three month period ended June 30, 1996, representing cash flow from operations for the quarter ended March 31, 1996.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    RELATED PARTY TRANSACTIONS AND AGREEMENTS:

      The Partnership has entered into an asset management agreement with the Sponsor and its affiliates whereby the Sponsor provides various property and equipment management services for the Partnership. An acquisition fee is charged, not to exceed the lesser of five percent (5%) of the aggregate purchase price of properties and equipment or the customary charge by others rendering similar services. No acquisition fees were paid by the Partnership during the three month period ended June 30, 1996.

      A subordinated asset management fee may be charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative noncompounded return of eleven percent (11%) per annum on their adjusted invested capital. There were no subordinated asset management fees paid to the Sponsor during the three month period ended June 30, 1996.

      An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidation fees paid during the three month period ended June 30, 1996.

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

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    LAND AND BUILDING ON OPERATING LEASES:

      The net investment in operating leases as of June 30, 1996 is comprised of the following:

Land                                                                                    $  805,900
Building and improvements                                                                1,138,902
                                                                                         ---------

                                                                                         1,944,802
Less accumulated depreciation                                                              (58,075)
                                                                                         ---------

Total                                                                                   $1,886,727
                                                                                        ==========

      The following is a schedule of future minimum lease payments to be received on the operating leases as of June 30, 1996:

1996                                                                                    $  113,577
1997                                                                                       231,429
1998                                                                                       238,377
1999                                                                                       245,534
2000                                                                                       252,901
Thereafter                                                                               4,182,980
                                                                                        ----------

Total                                                                                   $5,264,798
                                                                                        ==========


5.    NET INVESTMENT IN DIRECT FINANCING LEASES:

      The net investment in direct financing leases as of June 30, 1996 is comprised of the following:

Minimum lease payments to be received                                                     $525,116
Estimated residual value                                                                    54,707
                                                                                          --------

Gross investment in direct financing leases                                                579,823
Less unearned income                                                                      (121,467)
                                                                                          --------

Net investment in direct financing leases                                                 $458,356
                                                                                          ========

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    NET INVESTMENT IN DIRECT FINANCING LEASES, CONTINUED:

      The following is a schedule of future minimum lease payments to be received on the direct financing leases as of June 30, 1996:

1996                                                                  $ 76,199
1997                                                                   152,396
1998                                                                   152,396
1999                                                                   138,880
2000                                                                     5,245
                                                                      --------

Total                                                                 $525,116
                                                                      ========


6.    JOINT VENTURE:

      In order to more fully utilize its capital, the Partnership entered into a joint venture with an affiliate of Captec to acquire one net leased real property. As of June 30, 1996, the Partnership had invested approximately $491,000 in CFCP II, L.C., representing 61.4% ownership of the joint venture.

      The Partnership accounts for its investment in CFCP II, L.C. on a flow-through basis, whereby the Partnership's share of the assets and liabilities and income and expense of CFCP II, L.C. are reflected in the Partnership's financial statements.


7.    NOTE PAYABLE:

      The Partnership has a note payable to a financial institution with a principal balance as of June 30, 1996 of $764,654. This note bears interest at a fixed rate of 10.35 percent per annum and is payable in equal monthly installments of $10,221 with a balloon payment for all remaining principal, approximately $603,000, due in October 1999. This note is secured by a mortgage in the Partnership's two real estate investments which comprise its entire investment in operating leases.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    NOTE PAYABLE, CONTINUED:

      At June 30, 1996, annual maturities of the note payable are as follows:

Year ending December 31:
  1996                                                                 $ 22,229
  1997                                                                   48,051
  1998                                                                   53,261
  1999                                                                  641,113
                                                                       --------

Total                                                                  $764,654
                                                                       ========


8.    SUBSEQUENT EVENT:

      In July 1996, the Partnership made a distribution to its limited partners totaling $59,500 which represented distribution of cash flow from operations for the quarter ended June 30, 1996.

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

         As of June 30, 1996, the Partnership has fully invested all of its capital available for investment. This capital has been used to invest in two net leased real estate properties (including land and building) in amounts totaling $1,852,202 and four equipment leases in amounts totaling $547,069. In addition, in prior quarters, the Partnership paid affiliates acquisition fees associated with the acquisition and leasing of these assets in amounts totaling $119,954. There were no new acquisition investments made during the three month period ended June 30, 1996.

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


Results of Operations:

         For the three and six month periods ended June 30, 1996, the Partnership earned revenues totaling approximately $90,000 and $180,000, respectively, compared to approximately $91,000 and $171,000 for the corresponding periods of the preceding year. The increase in year-to-date revenues over the prior year's period (5.3%) was due to the effect of rental increases on the Partnership's investment in operating leases.

         For the three and six month periods ended June 30, 1996, the Partnership incurred expenses totaling approximately $32,000 and $65,000, respectively, compared to $31,000 and $62,000 for the corresponding periods of the preceding year. On a comparative basis, there were no significant fluctuations in expenses.

         For the three and six month periods ended June 30, 1996, the Partnership earned net income of approximately $57,000 and $116,000, respectively, compared to approximately $60,000 and $109,000, for the corresponding periods of the previous year. The increase in year-to-date net income over the prior year's period (6.4%) was due to the increase in revenues discussed above.

         During the six month period ended June 30, 1996, the Partnership made distributions to the limited partners totaling $122,000, as compared with $116,800 for the corresponding period of the preceding year. In addition, in July 1996, the Partnership made a distribution to its limited partners totaling $59,500, which represented distribution of cash flow from operations for the quarter ended June 30, 1996, as compared with a distribution of $58,400 for the corresponding period of the preceding year.


Tenant Default

         The Partnership has invested in an operating lease under a joint venture arrangement described in Note 6 to the consolidated financial statements included herein. The Partnership's net investment in the property underlying this lease is $514,344. The tenant under this lease, Kenny Rogers Roasters of Tampa Bay, Inc., has defaulted on the lease agreement due to non-payment of rents. As of June 30, 1996, the Partnership is owed $19,803 of rents past due from March 1, 1996 and forward. The Partnership holds a $5,581 security deposit which can be applied against these past due rents, at the Partnership's discretion. Presently, this default has caused the suspension of cash flows from rents to the Partnership in an amount equal to $4,950 per month, which amount represents 15.7% of the Partnership's aggregate current monthly rental income. The General Partners are unable to determine at this time whether any of these past due rents will be recovered.

         The General Partners have been conducting ongoing discussions with the tenant and with the franchisor and other franchisees in the Kenny Rogers Roasters franchise system, as well as with other parties interested in the property for operation of other restaurant and non-restaurant uses. These discussions have been focused on determining whether the tenant can cure the default, and identifying alternate tenants that are interested in taking over the operations of this restaurant or purchasing the property for conversion to other concepts.

         Additionally, the General Partners have obtained revised estimates of the market value of the property from local real estate experts. These estimates have indicated that the current market value the Partnership's 61.4% share of the property is equal to or greater than the Partnership's net investment in the property. Based upon this analysis, the General Partners believe that the Partnership's net investment in this property is fairly stated.

         To date, no agreements have been reached as a result of the discussions described above. However, based upon these discussions the General Partners believe that, if necessary, the property can be re-leased to a new tenant within a 3 to 6 month period, although such new lease may not provide for the same amount of monthly rent as required under the existing lease. Furthermore, the General Partners will pursue the default remedy provisions under the lease, to the extent that pursuing such remedies is determined to be in the best interest of the Partnership, taking into account such factors as the cost of any legal actions and the probability of recovery. The General Partners will continue to seek a resolution to this lease default and will report any commitments or definitive agreements regarding this default.

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
Item 6.       Exhibits and Reports on Form 8-K

      (a)     The following exhibits are filed as a part of this report.

     Number                   Exhibit
     ------                   -------
       27                     Financial Data Schedule

              No reports on the Form 8-K were filed for the three month period ending June 30, 1996.

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

                                 BY: Captec Franchise Capital Corporation II
                                     Managing General Partner of
                                     Captec Franchise Capital Partners L.P. II



                                 By: /s/ W. Ross Martin
                                     ----------------------------------------
                                     W. Ross Martin
                                     Chief Financial Officer and Vice President,
                                     a duly authorized officer

                                     DATE:  August 13, 1996

                                EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
- -----------                                 -----------
    27                                FINANCIAL DATA SCHEDULE