Form 10QSB
period 1996-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS LP II
filed 1996-11-14
CIK 882364

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               -------------------------------------------

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   EXCHANGE ACT


For the transition period from                    to
                              -------------------     --------------------

Commission file number  33-44654-C
                      ----------------------------------------------------

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
--------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     38-3019164
--------------------------------------------------------------------------
    (State or other jurisdiction                        (IRS Employer
    of incorporation or organization)                   Identification Number)


                24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                P.O. Box 544, Ann Arbor, Michigan 48106-0544
    ----------------------------------------------------------------------
                  (Address of principal executive offices)

                   (313) 994-5505
    ----------------------------------------------------------------------
                         (Issuer's telephone number)

                               Not Applicable
    ----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----     ----

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
                                                 ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Not Applicable
                                                    --------------
Transitional Small Business Disclosure Format (check one)  Yes       No  X
                                                               ---      ---

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II

                              INDEX TO FORM 10-QSB



PART I     FINANCIAL INFORMATION                                        Page


Item 1.    Financial Statements                                            1

           Consolidated Balance Sheet, September 30, 1996                  2

           Consolidated Statement of Operations for the
           three month periods ended September 30, 1996 and 1995           3

           Consolidated Statement of Operations for the
           nine month periods ended September 30, 1996 and 1995            4

           Consolidated Statement of Cash Flows for the
           nine month periods ended September 30, 1996 and 1995            5

           Notes to Financial Statements                                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              15

Item 2.    Changes in Securities                                          15

Item 3.    Defaults Upon Senior Securities                                15

Item 4.    Submission of Matters to a Vote of Security Holders            15

Item 5.    Other Information                                              15

Item 6.    Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                16

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

     The consolidated balance sheet of Captec Franchise Capital Partners L.P. II (the "Partnership") as of September 30, 1996 and the consolidated statements of operations and cash flows for the periods ending September 30, 1996 and 1995 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

     These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Partnership's report on Form 10-KSB for the fiscal year ended December 31, 1995.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             September 30, 1996
                                 (Unaudited)


                                     ASSETS

Cash                                                                $  105,346
Investment in leases:
  Operating leases, net                                              1,879,609
  Direct financing leases, net                                         371,980
Rent receivable                                                         33,552
Unbilled rent                                                          114,590
Due from related parties                                                 7,584
                                                                    ----------

Total assets                                                        $2,512,661
                                                                    ==========

                       LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Note payable                                                     $  753,683
   Accounts payable                                                        509
   Due to related parties                                                6,305
   Operating lease rents paid in advance                                    --
   Security deposits held on leases                                     19,081
                                                                    ----------

Total liabilities                                                      779,578
                                                                    ----------

Partners' Capital:
   Limited partners' capital accounts                                1,727,462
   General partner's capital accounts                                    5,621
                                                                    ----------

Total partners' capital                                              1,733,083
                                                                    ----------

Total liabilities & partners' capital                               $2,512,661
                                                                    ==========



The accompanying notes are an integral part of the consolidated financial statements.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
         for the three month periods ended September 30, 1996 and 1995
                                  (Unaudited)


                                                                  1996         1995
Operating revenue:
 Rental income                                                  $54,104      $71,507
 Finance income                                                  20,006       21,164
                                                                -------      -------
              Total operating revenue                            74,110       92,671
                                                                -------      -------

Operating costs and expenses:
 Depreciation                                                     7,118        7,118
 General and administrative                                       2,748        1,602
                                                                -------      -------

              Total operating costs and expenses                  9,866        8,720
                                                                -------      -------

              Income from operations                             64,244       83,951
                                                                -------      -------

Other Income (expense):
 Gain on sale of equipment                                        3,652            -
 Interest expense                                               (19,692)     (20,766)
 Other                                                               20        7,093
                                                                -------      -------

              Total other income, net                           (16,020)     (13,673)
                                                                -------      -------

Net income                                                       48,224       70,278

Net income allocable to general partners                            482          703
                                                                -------      -------

Net income allocable to limited partners                        $47,742      $69,575
                                                                =======      =======

Net income per limited partnership unit                         $ 12.30      $ 17.93
                                                                =======      =======

Weighted average number of limited partnership
 units outstanding                                                3,881        3,881
                                                                =======      =======



The accompanying notes are an integral part of the consolidated financial statements.

          CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
          for the nine month periods ended September 30, 1996 and 1995
                                  (Unaudited)


                                                    1996       1995
Operating revenue:
  Rental income                                   $197,119   $206,181
  Finance income                                    56,377     57,897
                                                  --------   --------

             Total operating revenue               253,496    264,078
                                                  --------   --------

Operating costs and expenses:
  Depreciation                                      21,355     21,344
  General and administrative                        12,980      7,696
                                                  --------   --------

             Total operating costs and expenses     34,335     29,040
                                                  --------   --------

             Income from operations                219,161    235,038
                                                  --------   --------

Other Income (expense):
  Gain on sale of equipment                          3,652          -
  Interest expense                                 (59,904)   (63,045)
  Other                                              1,099      7,093
                                                  --------   --------

             Total other income, net               (55,153)   (55,952)
                                                  --------   --------

Net income                                         164,008    179,086

Net income allocable to general partners             1,640      1,791
                                                  --------   --------

Net income allocable to limited partners          $162,368   $177,295
                                                  ========   ========

Net income per limited partnership unit           $  41.84   $  45.68
                                                  ========   ========

Weighted average number of limited partnership
 units outstanding                                   3,881      3,881
                                                  ========   ========



The accompanying notes are an integral part of the consolidated financial statements.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          for the nine month periods ended September 30, 1996 and 1995
                                  (Unaudited)


                                                     1996       1995
Cash flows from operating activities:
 Net Income                                        $164,008   $179,086
 Adjustments to net income:
    Depreciation                                     21,355     21,344
    Increase in unbilled rent                       (44,700)   (15,808)
    Gain on sale of equipment                        (3,652)       -
    Decrease (increase) in receivables              (33,303)    26,085
    Increases in payables                             4,505      8,014
    Decrease in rental payments paid in advance     (13,500)       -
    Security deposits received (earned)             (24,050)    21,798
                                                   --------   --------

Net cash provided by operating activities            70,663    240,519
                                                   --------   --------

Cash flows from investing activities:
 Disposition (purchase) of real estate for
 operating leases                                       -      326,760
 Purchase of equipment for financing leases             -     (425,283)
 Proceeds from sale of equipment                      7,400        -
 Reduction of net investment in financing leases    122,455     51,155
                                                   --------   --------

Net cash provided by investing activities           129,855    (47,368)
                                                   --------   --------

Cash flows from financing activities:
 Principal payments on note payable                 (32,085)   (28,944)
 Distributions to limited partners                 (181,500)  (175,200)
                                                   --------   --------

Net cash used in financing activities              (213,585)  (204,144)
                                                   --------   --------

Net increase in cash                                (13,067)   (10,993)

Cash, beginning of period                           118,413    136,984
                                                   --------   --------

Cash, end of period                                $105,346   $125,991
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

    The Partnership commenced a public offering of limited partnership interests ("Units") on May 7, 1992. A minimum of 2,300 Units and a maximum of 15,000 Units, priced at $500 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on April 4, 1994 and reached final funding on May 6, 1994. At September 30, 1996, 3,881 Units were issued and outstanding.

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

    The Partnership distributed $59,500 during the three month period ended September 30, 1996, representing cash flow from operations for the quarter ended June 30, 1996.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates whereby the Sponsor provides various property and equipment management services for the Partnership. An acquisition fee is charged, not to exceed the lesser of five percent (5%) of the aggregate purchase price of properties and equipment or the customary charge by others rendering similar services. No acquisition fees were paid by the Partnership during the three month period ended September 30, 1996.

    A subordinated asset management fee may be charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative noncompounded return of eleven percent (11%) per annum on their adjusted invested capital. There were no subordinated asset management fees paid to the Sponsor during the three month period ended September 30, 1996.

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidation fees paid during the three month period ended September 30, 1996.

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

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LAND AND BUILDING ON OPERATING LEASES:

    The net investment in operating leases as of September 30, 1996 is comprised of the following:


       Land                                                    $  805,900
       Building and improvements                                1,138,902
                                                               ----------

                                                                1,944,802
       Less accumulated depreciation                              (65,193)
                                                               ----------

       Total                                                   $1,879,609
                                                               ==========

    The following is a schedule of future minimum lease payments to be received on the operating leases as of September 30, 1996:

       1996                                                    $   41,715
       1997                                                       169,779
       1998                                                       174,874
       1999                                                       180,125
       2000                                                       185,532
       Thereafter                                               3,099,507
                                                               ----------

       Total                                                   $3,851,532
                                                               ==========



5.  NET INVESTMENT IN DIRECT FINANCING LEASES:

    The net investment in direct financing leases as of September 30, 1996 is comprised of the following:


       Minimum lease payments to be received                   $  415,682
       Estimated residual value                                    47,307
                                                               ----------

       Gross investment in direct financing leases                462,989
       Less unearned income                                       (91,009)
                                                               ----------

       Net investment in direct financing leases               $  371,980
                                                               ==========

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  NET INVESTMENT IN DIRECT FINANCING LEASES, CONTINUED:

    The following is a schedule of future minimum lease payments to be received on the direct financing leases as of September 30, 1996:


       1996                                                 $ 27,770
       1997                                                  132,061
       1998                                                  132,061
       1999                                                  118,545
       2000                                                    5,245
                                                            --------

       Total                                                $415,682
                                                            ========



6.  JOINT VENTURE:

    In order to more fully utilize its capital, the Partnership entered into a joint venture with an affiliate of Captec to acquire one net leased real property. As of September 30, 1996, the Partnership had invested approximately $491,000 in CFCP II, L.C., representing 61.4% ownership of the joint venture.

    The Partnership accounts for its investment in CFCP II, L.C. on a flow-through basis, whereby the Partnership's share of the assets and liabilities and income and expense of CFCP II, L.C. are reflected in the Partnership's financial statements.


7.  NOTE PAYABLE:

    The Partnership has a note payable to a financial institution with a principal balance as of September 30, 1996 of $753,683. This note bears interest at a fixed rate of 10.35 percent per annum and is payable in equal monthly installments of $10,221 with a balloon payment for all remaining principal, approximately $603,000, due in October 1999. This note is secured by a mortgage in the Partnership's two real estate investments which comprise its entire investment in operating leases.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  NOTE PAYABLE, CONTINUED:

    At June 30, 1996, annual maturities of the note payable are as follows:


     Year ending December 31:
      1996                                                    $ 11,258
      1997                                                      48,051
      1998                                                      53,261
      1999                                                     641,113
                                                              --------

      Total                                                   $753,683
                                                              ========



8.  SUBSEQUENT EVENT:

    In October 1996, the Partnership made a distribution to its limited partners totaling $112,000 which represented distribution of cash flow from operations in the amount of $50,000 and proceeds from the prepayment of an equipment lease by the lessee, Coastal Cuisine, Inc., in the amount of $62,000 for the quarter ended September 30, 1996.

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

     As of September 30, 1996, the Partnership has fully invested all of its capital available for investment. This capital has been used to invest in two net leased real estate properties (including land and building) in amounts totaling $1,852,202 and four equipment leases in amounts totaling $547,069. In addition, in prior quarters, the Partnership paid affiliates acquisition fees associated with the acquisition and leasing of these assets in amounts totaling $119,954. There were no new acquisition investments made during the three month period ended September 30, 1996; however, one equipment lease was prepaid by the lessee, resulting in prepayment proceeds of approximately $62,700 and proceeds from the sale of the underlying equipment of $7,400.

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

Results of Operations:

     For the three and nine month periods ended September 30, 1996, the Partnership earned revenues totaling approximately $78,000 and $258,000, respectively, compared to approximately $100,000 and $271,000 for the corresponding periods of the preceding year. The decrease in year-to-date revenues over the prior year's period was due to the effects of the payoff of the Coastal Cuisine equpment lease and the non-accrual of rents associated with the delinquent lease to Kenny Rogers Roasters of Tampa Bay.

     For the three and nine month periods ended September 30, 1996, the Partnership incurred expenses totaling approximately $30,000 and $94,000, respectively, compared to $30,000 and $92,000 for the corresponding periods of the preceding year. On a comparative basis, there were no significant fluctuations in expenses.

     For the three and nine month periods ended September 30, 1996, the Partnership earned net income of approximately $48,000 and $164,000, respectively, compared to approximately $70,000 and $179,000, for the corresponding periods of the previous year. The decrease in year-to-date net income over the prior year's period was due to the effects of the payoff of the Coastal Cuisine equipment lease and the non-accrual of rents associated with the delinquent lease to Kenny Rogers Roasters of Tampa Bay.

     During the nine month period ended September 30, 1996, the Partnership made distributions to the limited partners totaling $181,500, as compared with $175,200 for the corresponding period of the preceding year. In addition, in October 1996, the Partnership made a distribution to its limited partners totaling $112,000, which represented distribution of cash flow from operations in the amount of $50,000 and the proceeds from the prepayment of the Coastal Cuisine, Inc. equipment lease in the amount of $62,000, as compared with a distribution of $60,500 for the corresponding period of the preceding year. The decrease in distributions associated with operations is due to the decrease in revenues discussed above.


Tenant Defaults

     The Partnership has invested in an operating lease under a joint venture arrangement described in Note 6 to the consolidated financial statements included herein. The Partnership's net investment in the property underlying this lease is $512,344. The tenant under this lease, Kenny Rogers Roasters of Tampa Bay, Inc., has defaulted on the lease agreement due to non-payment of rents. As of September 30, 1996, the Partnership is owed $35,654 of rents past due from March 1, 1996 and forward, of which $19,803 have been accrued and receivable by the Partnership. The Partnership holds a $5,581 security deposit which can be applied against these past due rents, at the Partnership's discretion. Presently, this default has caused the suspension of cash flows from rents to the Partnership in an amount equal to $4,950 per month, which amount represents 16.57% of the Partnership's aggregate current monthly rental income. The General Partners are unable to determine at this time whether any of these past due rents will be recovered.

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

     To date, no agreements have been reached as a result of these discussions. The General Partners believe that the property can be re-leased to new tenants within a 3 to 6 month period, although such new lease may not provide for the same amount of monthly rent as required under the existing lease. Furthermore, the General Partners will pursue the default remedy provisions under the lease, to the extent that pursuing such remedies is determined to be in the best interest of the Partnership, taking into account such factors as the cost of any legal actions and the probability of recovery. The General Partners will continue to seek a resolution to this lease default and will report any commitment or definitive agreement regarding this default.

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

     As previously reported, on July 25, 1995, Tropicana Taco Cabana Ltd., a Texas limited partnership (the "Tenant") assumed the lease and operations of the Taco Cabana Restaurant located at 3575 W. Tropicana, Las Vegas, Nevada (the "Property"). The Tenant's managing general partner was Felix Steling, the guarantor under the original lease between the Partnership and Red Line Taco
Seven, Ltd. (the "Guarantor").   After a year of operations, the Tenant was
unable to generate sufficient cash flow to cover the lease payments to the Partnership. Although all lease payments were current as of August 1, 1996, negotiations began to resolve the imminent problem. On September 5, 1996, the Partnership and the Tenant entered into an agreement whereby the Partnership took possession of the Property and the Tenant/Guarantor paid $325,000 to the Partnership in settlement of all obligations.

     While the General Partners believe that the Property can be re-leased on reasonable terms and is continuing its efforts to find a new tenant, there is no assurance that it will be successful in the near future, and if a new tenant is obtained, there is no assurance that the economic terms of those leases will compare favorably with the defaulted lease. The General Partners will continue to seek a resolution to the lease default and will report any commitments or definitive agreements regarding this default.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule

         No reports on the Form 8-K were filed for the three month period ending September 30, 1996.

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

                                BY: Captec Franchise Capital Corporation II
                                    Managing General Partner of
                                    Captec Franchise Capital Partners L.P. II



                                By: /s/  W. Ross Martin
                                   --------------------------------------------
                                    W. Ross Martin
                                    Chief Financial Officer and Vice President,
                                    a duly authorized officer

                                DATE:  November 13, 1996

                                EXHIBIT INDEX



Exhibit No.         Description                        Page No.
-----------         -----------                        --------
    27              Financial Data Schedule               12