Form 10KSB40
period 1996-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP II
filed 1997-03-31
CIK 882364

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)                        FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended  December 31,1996

                                     OR

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

      For the Transition period from ______________ to ________________

                      Commission file number 33-44654C

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
               (Name of small business issuer in its charter)


            Delaware                                         38-3019164
  ----------------------------                            -------------------
  (State or other jurisdiction                            I.R.S. Employer
  of incorporation or organization)                       Identification No.)




     24 Frank Lloyd Wright Drive, Lobby L, 4th Floor, P.O. Box 544, Ann Arbor, Michigan 48106-0544
     ----------------------------------------------------------------------------------------------
     (Address of principal executive offices)                                            (Zip Code)



Issuer's telephone number:  (313) 994-5505
                           ----------------
Securities registered under Section 12(b) of the Exchange Act:      None
                                                                    ----
Securities registered under Section 12(g) of the Exchange Act:      None
                                                                    ----
                                                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

At December 31, 1996 subscriptions for 3,881 units of limited partnership interest (the "Units") had been accepted, representing an aggregate amount of $1,940,500. At December 31, 1996, 3,881 Units were issued and outstanding. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

                      DOCUMENTS INCORPORATED BY REFERENCE
A portion of the Prospectus of the Registrant dated may 7, 1992, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1033, as amended, S.E.C. filed No. 33-44654C, and is incorporated by reference in Part III of this Annual Report on Form 10-KSB.

The Plan of Liquidation filed as an exhibit to the Form 8-K, filed March 11, 1997, S.E.C. File No. 33-44654C, and is incorporated by reference in Part I ,II and III of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS

                                     PART I


Item 1.  Description of Business...................................................................................... 1
Item 2.  Description of Properties.................................................................................... 1
Item 3.  Legal Proceedings............................................................................................ 5
Item 4.  Submission of Matters to a Vote of Security Holders.......................................................... 5


                                    PART II

Item 5.  Market for Registrant's Limited Partnership Interests
         and Related Security Holder Matters.......................................................................... 6
Item 6.  Management's Discussion and Analysis or Plan of Operation ................................................... 6
Item 7.  Financial Statements......................................................................................... 8
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.......................................................................... 8


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act............................................................ 9
Item 10. Executive Compensation....................................................................................... 10
Item 11. Security Ownership of Certain Beneficial Owners and Management............................................... 10
Item 12. Certain Relationships and Related Transactions............................................................... 10
Item 13. Exhibits and Reports on Form 8-K............................................................................. 12

SIGNATURES............................................................................................................ 13

INDEX TO FINANCIAL STATEMENTS......................................................................................... F-i

                                     PART I


Item 1. Description of Business.

     Captec Franchise Capital Partners L.P. II (the "Partnership") is a Delaware limited partnership formed in November 19, 1991 for the purpose of acquiring income-producing commercial real properties and equipment which will be leased on a "triple-net" basis primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses. The real properties will be leased under long-term (10-20 year) operating leases and the equipment will be leased under shorter-term (5-7 year) full payout direct financing leases. The general partners of the Partnership are Captec Franchise Capital Corporation II (the "Managing General Partner") and Patrick L. Beach, an individual (collectively, the "General Partners"). The Managing General Partner is a Michigan corporation which is a wholly-owned subsidiary of Captec Financial Group, Inc. (the "Captec Group")

     The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of cash flow generated by the Partnership's leases; (iii) capital appreciation; (iv) generation of increased income and protection against inflation through required escalation of base rents or participation in gross revenues of lessees of Partnership properties; and (v) deferred taxation of Partnership cash distributions for limited partners.

     The Partnership commenced a public offering (the "Offering") of up to 15,000 units of limited partnership interest (the "Units") registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form S-18 which was declared effective by the Securities and Exchange Commission on May 7, 1992. The Partnership closed the Offering on May 6, 1994, having accepted subscriptions for 3,881 Units and offering proceeds totaling $1,940,500 from 194 investors.

     The Partnership also received in 1994 funds totaling $831,000 from the issuance of a note payable, in accordance with the maximum borrowing restrictions provided for in the Prospectus dated May 7, 1992, as amended (the "Prospectus"). All of the offering proceeds and the funds from the note payable (hereinafter referred to collectively as "Funds") have been invested in real estate and equipment.

     The Partnership competes with many other entities engaged in real estate and equipment investment activities. The ability to locate purchasers at the time of disposition of the Property and Equipment will depend primarily on the success of the operating Properties, the location of the Properties and the physical condition of the Property and Equipment. The General Partners and their affiliates are not aware of any current favorable or unfavorable competitive business conditions.

     The Partnership has no employees. The General Partners and their affiliates, however, are permitted to perform services for the Partnership.


Item 2. Description of Properties.

     As further discussed in Item 4 and Item 6 herein, subsequent to December 31, 1996, in conjunction with the Plan of Liquidation approved on December 23, 1996, the Partnership assets were sold and a final liquidating distribution was paid to the Limited Partners on January 29, 1997.

REAL ESTATE

     Taco Cabana Restaurant, Las Vegas, Nevada: On May 25, 1994 the Partnership purchased the land and 3,800 square foot building to be used as a Taco Cabana restaurant (the "Taco Cabana Property") located at 3575 West Tropicana, Las Vegas, Nevada. The Partnership purchased a fee simple interest in the Taco Cabana Property for a purchase price of $1,350,000, based on an MAI appraisal. The Taco Cabana Property was constructed for its present use in 1993 and was fully operational at the time of purchase. The Partnership initially purchased the Taco Cabana Property with cash from offering proceeds; however, this property was subsequently leveraged as provided for in the Prospectus.

     The Taco Cabana Property was purchased from, and leased back to, Red Line Taco Seven, Ltd., a Texas Limited Partnership ("Red Line"). Red Line owned and operated the Taco Cabana restaurant under a franchise agreement. Red Line's obligations under the Lease were guaranteed jointly and severally by Felix Stehling, Charles Hatch and Dean Slover; provided, however, that Felix Stehling's guarantee is limited to fifty (50%) percent of the purchase price, and Charles Hatch's guarantee is limited to twenty-five (25%) percent of the purchase price. Mr. Stehling is the Founder and former Chairman of Taco Cabana, Inc., the Franchisor for the Taco Cabana restaurant chain. Red Line and the Partnership entered into the Partnership's standard form of lease (the "Lease"), which is an absolute net lease, whereby Red Line is responsible for all expenses related to Taco Cabana including real estate taxes, insurance, maintenance and repair cost related to the property. The Lease expires on June 1, 2014, and may be extended under the terms of two (2) renewal options of five
(5) years each.

     On July 25, 1995, the Partnership, Red Line Taco Seven, Ltd., a Texas Limited Partnership ("Original Tenant") and Tropicana Taco Cabana, Ltd., a Texas Limited Partnership, ("Assignee Tenant") entered into a Lease Transfer and Assumption Agreement whereby Original Tenant has assigned to Assignee Tenant all of the Original Tenant's right, title and interest in a Lease Agreement between the Partnership and Original Tenant dated March 31, 1994, which became effective on May 25, 1994. The Assignee Tenant operated the Taco Cabana Restaurant under a franchise agreement with Taco Cabana, Inc. until September 5, 1996. The offices of the Assignee Tenant are located at 440 Broadway, Suite 420, San Antonio, Texas.

     The initial annual rent equaled twelve (12%) percent of the purchase price and is payable in monthly installments on the first day of each month. The current annual rent at August 1, 1996 was $166,860. Although lease payments to the Partnership were current as of August 1, 1996, the Assignee Tenant was unable to generate sufficient cash flow to cover the lease payments. On September 5, 1996, the Partnership entered into an agreement whereby the Partnership took possession of the Property and the Assignee Tenant/Guarantor paid $325,000 to the Partnership in settlement of all obligations.

     The depreciable basis of the Taco Cabana Property for federal tax purposes is $866,250 and will be depreciated using the straight line method over 39 years, at a rate of $22,212 per year. The current annual realty taxes are $5,802.

     The Partnership has received an offer to purchase the Taco Cabana Property for $1,755,000. Please see Item 6, "Plan of Liquidation" for a more comprehensive discussion of the proposed sale.


     Kenny Rogers Roasters Restaurant, Tampa, Florida: On September 9, 1994, the Partnership entered into an agreement with an affiliate of the Captec Group to form CFCP II, L.C. (the "Joint Venture"), a joint venture to purchase the land and 3,400 square foot building to be used as a Kenny

Rogers Roasters restaurant located at 13606 Bruce B. Downs Blvd., Tampa, Florida (the "KRR Property"). The KRR Property was purchased from and leased back to Kenny Rogers Roasters of Tampa Bay, Inc. ("KRRT") on October 7, 1994. The Joint Venture entered into the Partnership's standard form of Lease, which is an absolute net lease, whereby KRRT is responsible for all expenses related to KRR. The Lease expires on October 1, 2014, and may be extended under the terms of two (2) renewal options of five (5) years each.

     The Joint Venture purchased the KRR Property for $800,000. As of December 31, 1994, the Partnership invested $800,000 in the Joint Venture utilizing proceeds from the issuance of notes payable and, thus, acquired 100% of the Joint Venture. On March 1995, the Partnership reduced its investment in the Joint Venture to $502,202, representing 61.4% of the Joint Venture. The Partnership intended to reduce its investment in the Joint Venture when the KRR Property was originally purchased in order to obtain the required ratio of equipment and real estate in the Partnership as stated in the Prospectus. The initial annual rent equaled eleven and forty-nine one hundredths percent (11.49%) of the purchase price and is payable in monthly installments on the first day of each month. Thus, the Partnership's share of the rental income after it reduced it investment in this lease was equal to $57,680, or $4,807 per month. The Partnership's share of the annual rent was increased by three percent (3%) on October 1, 1995 to $59,408 or $4,951 per month and is scheduled to increase on each of the first through ninth anniversary dates of the lease and by fifteen and nine tenths percent (15.9%) on the fifteenth anniversary date.

     KRRT has an option to purchase the KRR Property commencing on the first day following the fifth (5th) anniversary date of the lease and expiring thirty
(30) days thereafter. The option price KRRT shall pay for the KRR Property shall be calculated using an eleven percent (11%) capitalization rate applied to the annualized rental revenue for the KRR Property during the sixth year of the Lease.

     The depreciable basis of the Partnership's share of the KRR Property, for federal tax purposes, is $272,653 and it is being depreciated using the straight line method over 39 years, at a rate of $6,991 per year. The 1995-1996 tax rate for the county in which the KRR Property is located is $2.54 per $100 of appraised value.

     During 1996, the Tenant defaulted on the Lease due to non-payment of rents. The last lease payment was received by the Partnership on February 1, 1996. As of December 31, 1996, the Partnership had written-off $49,512 of rents which were receivable from March 1, 1996 and forward. The Partnership holds a security deposit of $5,581 which will be used to offset these past due rents.

     The Partnership has received an offer to purchase the Partnership's interest in the KRR Property for $580,000. Please see Item 6, "Plan of Liquidation" for a more comprehensive discussion of the proposed sale.

GENERAL REAL ESTATE PROVISIONS

     The General Partners have reviewed appraisals obtained during the last quarter of 1996 on the Properties and, based upon such review, are unaware of any unfavorable competitive conditions regarding the Properties. The General Partners believe that the amount of insurance carried by the Tenants is adequate.

     The real estate leases contain material default provisions that include, but are not limited to: (i) the vacating or abandonment of the Property by the Tenant; (ii) the failure by the Tenant to make any payment due under the Lease;
(iii) the failure by the Tenant to observe or perform any of the covenants, conditions, or provisions of the Lease; and (iv) the making by Tenant of any general arrangement or general assignment for the benefit of creditors. In the event of a material default by the Tenant, the Lease contains remedy provisions which are summarized as follows: (i) the Partnership may terminate the Lease and take possession of the Property, in which case the Partnership would be entitled to damages incurred by reason of the material default; (ii) the Partnership may maintain Tenant's right to possession of the Property, in which case the Lease would continue to be in effect; or (iii) the Partnership may pursue any other legal remedy available.


EQUIPMENT

     Checkers Drive-In Restaurant: On September 7, 1994, the Partnership purchased a modular building comprising a Checkers Drive-In-Restaurant located in Kissimmee, Florida, from Champion Modular Restaurant Company, Inc. The Partnership purchased the modular building for approximately $142,000 and is leasing this building to BVL Foodservices, Inc. ("BVL") for a period of 5 years under a full payout equipment lease. The Partnership and BVL entered into the Partnership's standard form of lease whereby BVL is responsible for all expenses related to the Equipment. The lease term is 60 months and the minimum annual rent is $40,548 payable in monthly installments of $3,379 on the first day of each month commencing October 1, 1994. The annual rent remains fixed for the entire lease term.

     At the end of the lease term, upon at least 90 days prior irrevocable notice to the Partnership, BVL may purchase all of the Equipment for the fair market value not to exceed the sum of $21,306. The General Partners believe the amount of the insurance carried by the Lessee is adequate.

     Popeyes Restaurant: On February 8, 1995, the Partnership purchased restaurant equipment for a cost of $74,000 and leased it to Coastal Cuisine, Inc. (Coastal) for use in a Popeyes restaurant located at 11211 Abercorn Street, Savannah, Georgia. The Partnership and Coastal entered into the Partnership's standard form of lease whereby Coastal is responsible for all expenses related to the Equipment. The Lease term is 60 months and the minimum annual rent is $20,334, payable in monthly installments of $1,695. The annual rent remains fixed for the entire lease term. The Partnership was holding a security deposit of $24,050.

     On August 13, 1996, Coastal purchased the restaurant equipment for $7,400 and prepaid the lease, resulting in prepayment proceeds of approximately $62,700.

     Schlotzsky's Deli: On February 13, 1995, the Partnership purchased restaurant equipment for $103,968 and leased it to Task Foods, Inc. (Task Foods) which owns and operates a Schlotzsky's Deli located at 2835 N. Memorial Parkway, Huntsville, Alabama. The Partnership and Task Foods entered into the Partnership's standard form of lease whereby Task Foods would be responsible for all expenses related to the Equipment. The lease term is 60 months and the minimum annual rent is $28,572, payable in monthly installments of $2,381. The annual rent remains fixed for the entire lease term.

     At the end of the lease term, upon at least 90 days prior irrevocable notice to the Partnership, Task Foods may purchase all of the Equipment for the fair market value, not to exceed the sum of $10,396. The Guarantors on the lease are Shefali K. Patel and Kumar M. Patel, jointly and severally. The General Partners believe that the amount of insurance carried by Task Foods is adequate.

     Italian Oven: The Partnership purchased restaurant equipment for $227,063 on February 21, 1995, and leased the equipment to PCI Associates, Inc. (PCI) who own and operate an Italian Oven restaurant located at Cedar Knoll Galleria, a regional mall in Ashland, Kentucky. The Partnership and PCI entered into the Partnership's standard form of lease whereby PCI is responsible for all expenses related to the Equipment. The lease term is 60 months and the minimum annual rent is $62,940 payable in monthly installments of $5,245. The annual rent remains fixed for the entire lease term.

     At the end of the lease term, upon at least 90 days prior irrevocable notice to the Partnership, PCI may purchase all of the Equipment for fair market value, not to exceed the sum of $22,706. The Guarantors on the lease are Stephen Vargosko, Kenneth Dzialowski and Kishor Joshi, jointly and severally. The General Partners believe the amount of insurance carried by PCI is adequate.

     The Partnership has received an offer to purchase the remaining three equipment packages for $425,000. Please see Item 6, "Plan of Liquidation" for a more comprehensive discussion of the proposed sale.


Item 3. Legal Proceedings.

     The Partnership is not a party to any material legal proceeding nor, to the best of its knowledge, are any such proceedings either pending or threatened.


Item 4. Submission of Matters to a Vote of Security Holders.

     On November 18, 1996, a Plan of Liquidation (the "Plan") was mailed to all limited partners requesting a vote on the sale of the Partnership's real estate properties and equipment (the "Assets") and a vote to amend the Agreement of Limited Partnership to facilitate the sale. The sale of the Assets and the amendment to the Agreement of Limited Partnership was recommended by the Managing General Partner of the Partnership. It was necessary to obtain a majority in interest of the limited partners' vote both to amend the Agreement of Limited Partnership and to approve the sale because the sale was to an affiliate. The Plan was approved by a majority of the limited partners on December 23, 1996.

     The complete Plan of Liquidation was filed as an exhibit to Form 8-K as filed with the SEC on March 11, 1997, and is incorporated herein by reference.

                                    PART II


Item 5. Market for Registrant's Limited Partnership Interests and Related Security Holder Matters.

     The Units are not readily transferable. There is no public market for the Units and it is not currently expected that any will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partners consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partners). In addition, restrictions on transfer may be imposed under state securities laws.

     The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships". If the Partnership were classified as a "publicly-traded partnership" for federal income tax purposes, income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     At December 31, 1996, the Partnership had 3,881 Units issued and outstanding representing funds totaling $1,940,000 from 194 limited partners.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     The Partnership completed its acquisition activities in 1995 and had invested all available capital at December 31, 1995 in two net lease real estate properties (including land and building) in amounts totaling $1,852,202 and four equipment leases in amounts totaling $547,069. During 1996, Coastal Cuisine, Inc. prepaid an equipment lease resulting in prepayment proceeds of $62,700 and acquired the equipment for a purchase price of $7,400. As of December 31, 1996, all of the Partnership's available capital was invested in two real estate properties (including land and building) in amounts totaling $1,852,202 and three equipment leases in amounts totaling $473,069.

     The Partnership believes that it has sufficient liquidity to maintain its operations through cash reserves and cash flows from operations. Although some of the Partnership's leases are currently in default, the Partnership had sufficient funds from the payment of rents from the equipment and the settlement of the lease obligations on the Taco Cabana property to pay all of the Partnership's obligations. The Partnership anticipates incurring some expenses prior to the sale or releasing of the real estate properties relating to the maintenance of such properties. It is anticipated that the Assets of the Partnership will be sold during the first quarter of 1997.

     As of December 31, 1996, the General Partners believe the outlook for long-term cash generation is favorable, however, they do expect a material change in the availability of such capital resources until such time as the Properties are released or sold.

Results of Operations:

     For the year ended December 31, 1996, the Partnership earned revenues totaling approximately $519,000, compared to $350,000 for the previous year. Revenues for the year ended December 31, 1996 were comprised of approximately $444,000 of rental income from operating leases, $70,000 of financing income from financing leases and approximately $5,000 of other income which includes approximately $3,600 from a gain on sale of equipment. For the preceding year, the Partnership's revenues were comprised of approximately $264,000 of rental income from operating leases, $78,000 of financing income from financing leases and $8,000 of other income. The increase in revenues over the prior year (48%) was due to the effects of the payoff of the Coastal Cuisine equipment lease, the non-accrual of rents associated with the delinquent lease to Kenny Rogers Roasters of Tampa Bay and the accrual of settlement proceeds related to the Taco Cabana Restaurant.

     For the year ended December 31, 1996, the Partnership incurred expenses totaling approximately $192,000, compared to $122,000 for the previous year. Expenses for the year ended December 31, 1996 were comprised of approximately $79,000 of interest expense, $29,000 of depreciation on buildings leased under operating leases and $84,000 of general and administrative and other expenses. For the preceding year, the Partnership's expenses were comprised of approximately $84,000 of interest expense, $28,000 of depreciation on buildings leased under operating leases and $10,000 of general and administrative and other expenses. The increase in expenses over the prior year (57%) was primarily due to the reverse of the accrual of unbilled rents that will not be received as a result of the termination of the operating leases.

     For the year ended December 31, 1996, the Partnership earned net income of approximately $327,000, compared to $228,000, for the previous year. The increase in net income over the prior year (43%) was due to the combined effects of the equipment sale of Coastal Cuisine, the non-accrual of rents associated the delinquent lease to Kenny Rogers Roasters of Tampa Bay, the accrual of settlement proceeds and the reversal of the accrual of unbilled rents, as mentioned above.

     The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. The Partnership's net asset and liabilities as reported in its financial statements exceeds tax basis by $70,000, as of December 31, 1996.

     During the year ended December 31, 1996, the Partnership made distributions to limited partners totaling $293,500, as compared with $235,700 for the preceding year. This amount includes the proceeds from the prepayment of the Coastal Cuisine, Inc. equipment lease totaling $62,700. The remaining $230,800 represents cash flow from operations for the year.

Tenant Defaults:

     The Partnership has invested in an operating lease under a joint venture arrangement described in Note 6 to the consolidated financial statements included herein. As of December 31, 1996, the Partnership's net investment in the property subject to this lease is $512,344. The tenant under this lease, Kenny Rogers Roasters of Tampa Bay, Inc., has defaulted on the lease agreement due to non-payment of rents. As of December 31,1996, the Partnership has terminated the Lease and written off all rents past due thereunder. The Partnership holds a $5,581 security deposit which will be applied against these past due rents.

     The Partnership owns real estate which was leased Tropicana Taco Cabana Ltd., a Texas limited partnership (the "Tenant") which assumed the lease and operations of the Taco Cabana Restaurant located at 3575 W. Tropicana, Las Vegas, Nevada (the "Property"). As of December 31, 1996, the Partnership's net investment in the property subject to this lease is $1,361,555. During 1996, the Tenant was unable to generate sufficient cash flow to cover the lease payments to the Partnership. Although all lease payments were current as of August 1, 1996, the Managing General Partner commenced negotiations to resolve the imminent problem. On September 5, 1996, the Partnership and the Tenant entered into an agreement whereby the Partnership took possession of the Property and the Tenant paid $325,000 to the Partnership in settlement of all obligations.

Plan Of Liquidation:

     As a result of the defaults, The Managing General Partner proposed a plan of liquidation ("Plan of Liquidation"). Under the Plan of Liquidation, the Partnership would sell all of its assets, including the value of the settlement noted above, to Captec Net Lease Realty, Inc., an affiliate of the General Partners, for the sum of $2,760,000. Because the Partnership's Agreement of Limited Partnership prohibited a sale to an affiliate of the General Partners, it was necessary to obtain a majority in interest of the limited partners vote both to amend the Agreement of Limited Partnership and to approve the sale.
The Plan of Liquidation was mailed to all limited partners on November 18, 1996 requesting they vote by December 23, 1996. At December 21, 1996, of the 76% limited partnership units that voted, 96% were in favor of the Plan of Liquidation.

Subsequent Event - Sale Of Assets:

     As a result of the majority vote by the limited partners in favor of the Plan of Liquidation, on January 29, 1997 the Partnership sold two net leased real estate properties (including land and building) for $2,335,000 and three net leased equipment packages for $425,000 (the "Assets") to Captec Net Lease Realty, Inc., a Michigan corporation ("Purchaser") and an affiliate of Captec Franchise Capital Corporation II, the Managing General Partner of the Partnership. The sale was effective as of January 1, 1997. All rights and obligations under the leases were assigned to the Purchaser. The total sale price of $2,760,000 (the "Sale Price") included a $325,000 settlement paid to the Partnership by Tropicana Taco Cabana, Ltd., which amount was transferred to the Purchaser at the close of the sale. In addition, the Purchaser assumed the note payable to Heller Financial, Inc. with a principal balance as of January 1, 1997 of $742,425 and assumed the accrued liability of $7,424 related to a prepayment premium on the note.

     Simultaneous with the sale, after paying all liabilities and expenses of the Partnership, the Partnership was liquidated. The liquidation resulted in a final distribution to the limited partners on January 28, 1997 in the amount of $2,000,569, or $515.47 per Unit. The Plan of Liquidation was filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on March 11, 1997 and is incorporated herein by reference.


Item 7. Financial Statements.

     See Index to Financial Statements on Page F-i of this form 10-KSB for Financial Statements and Financial Statement Schedules, where applicable.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III



 Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act of the Registrant.


     The Partnership does not have directors or officers. The General Partners of the Partnership are Captec Franchise Capital Corporation II, a Michigan corporation, as Managing General Partner, and Patrick L. Beach, an individual. Captec Franchise Capital Corporation II is a wholly-owned subsidiary of the Captec Group.

     The following is a list of the executive officers and directors of the Managing General Partner as of December 31, 1996:


     Name         Age              Position
     ----         ---              --------

Patrick L. Beach  40   Chairman of the Board of Directors, President and Chief
                       Executive Officer

W. Ross Martin    36   Director, Vice President, Treasurer and Chief Financial
                       Officer


     Patrick L. Beach has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Managing General Partner since 1991. Mr. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Captec Group, Captec Franchise Capital Corporation III ("Captec III")and Captec Franchise Capital Partners Corporation IV ("Captec IV"). Captec III and Captec IV are a Michigan corporations which serves as the Managing General Partner of Captec Franchise Capital Partners L.P. III and Captec Franchise Capital Partners L.P. IV, respectively, Delaware limited partnerships with investment objectives similar to the Partnership. From 1977 until 1980 he was employed by the HydraMatic Division of General Motors Corp., where he served in various manufacturing related positions. From March 1980 until February 1981 he served as Production Manager for Quick Industries, Inc. of Jackson, Michigan with responsibility for purchasing and production management for five plastics manufacturing plants in five states.
In February 1981, Mr. Beach resigned from his previous position to found the Captec Group. He is responsible for the day to day management of the Captec Group and its Affiliates. From 1986 to 1990, Mr. Beach also served as Chairman of Wendy's of San Diego, Inc., a 27-unit franchisee of Wendy's International. In 1990, Mr. Beach sold his interest in Wendy's of San Diego, Inc. and resigned as Chairman of the Board. Approximately twenty-two months thereafter, Wendy's of San Diego, Inc. filed for protection under Chapter 11 of the Bankruptcy Code. From 1989 to 1991 Mr. Beach served as Chairman and President of Illiana Printing, Inc., the master franchisor for American Speedy Printing Centers, Inc. in the states of Illinois and Indiana.

     W. Ross Martin has served as a Director, Vice President, Treasurer and Chief Financial Officer of the Managing General Partner since 1991. Mr. Martin also serves as Director, Vice President, Treasurer and Chief Financial Officer of Captec III and Director, Senior Vice President, Treasurer and Chief Financial Officer Captec IV and as a Director, Chief Financial Officer and Senior Vice President of the Captec Group. From 1982 until 1985, he was employed by Deloitte Haskins & Sells, most recently as senior consultant in that firm's Emerging Business Services practice. Mr. Martin joined the Captec Group in 1985 as Controller, was promoted to Vice President Finance in 1986 and Senior Vice President and Chief Financial Officer in 1994. He is responsible for the treasury, corporate finance and strategic planning duties of the Captec Group as well as overseeing the Accounting and Credit Departments. Mr. Martin is also a Certified Public Accountant.

     There were no filings required in 1996 under Section 16(a) of the Securities and Exchange Act of 1934 and the rules thereunder.


Item 10. Executive Compensation.

     The Partnership has no officers or directors. Furthermore, the Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities.
However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners.

     See "Item 12. Certain Relationships and Related Transactions."


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     As of December 31, 1996, the Partnership had accepted subscriptions for 3,881 Units totaling $1,940,500 from non-affiliates of the Partnership. The General Partner does not currently hold any limited partnership units.

     The following table sets forth as of December 31, 1996 certain information regarding beneficial ownership of the Partnership Units by each person known by the Partnership to beneficially own more than 5% of the Partnership's outstanding Units:


                              Name of                       Units of
Title of Class                Beneficial Owner              Beneficial Ownership         Percentage of Class
------------------------------------------------------------------------------------------------------------

Units                        Virgil J. Ianni                     200 Units                    5.15%


Item 12.                     Certain Relationships and Related Transactions.



     During calendar year 1996, no acquisition fees were paid to any affiliates of the General Partner. Total acquisition fees paid since inception were $119,953 as of December 31, 1996.

     During the fourth quarter of 1996, the Managing General Partner proposed a Plan of Liquidation whereby an affiliate of the Managing General Partner would purchase all of the assets of the Partnership. The affiliate and the Managing General Partner of the Partnership have the following common directors; shareholders and officers; Patrick L. Beach and W. Ross Martin. The Plan of Liquidation was mailed to all limited partners and required a majority in interest vote in favor of the Plan of Liquidation and amendment to the Agreement of Limited Partnership, prior to a sale of the Partnership Assets. The Managing General Partner obtained and reviewed independent MAI appraisals on the Properties prior to sale. The General Partners and their affiliates believe that the proposed Plan of Liquidation is consistent with the objectives of the Partnership and that they are acting in conformity with their fiduciary duty to the Partnership.

     It is anticipated that the Captec Group, the parent of the Managing General Partner and of which Mr. Patrick Beach is a Director, Officer and Majority Shareholder, may provide property and equipment management services for the Partnership. In such case, the General Partners believe that the Captec Group would render management services to the Partnership on a competitive basis in a manner consistent with customary business practices. The General Partners further believe that the

Captec Group has sufficient personnel and other required resources to discharge all responsibilities to the various properties that the Captec Group manages and will manage in the future.

     The Asset Management Agreement entered into between the Partnership and the Captec Group is on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The Asset Management Agreement provides for termination by a majority vote of the limited partners, without penalty, upon 60 days prior written notice.

     In connection with the Offering and throughout all stages of the Partnership's operations, the General Partners and their affiliates will receive compensation. All of the General Partners' fees with the exception of Acquisition Fees will be subordinated to receipt by the limited partners of preferential distributions. Acquisition Fees are payable whether or not funds are available for distribution to the limited partners. The General Partners may, under certain circumstances, benefit from the continued holding of Partnership Properties and/or Equipment, while investors may be better served by a sale or other disposition of such Properties and/or Equipment. Furthermore, the receipt of certain fees and reimbursements is dependent upon the ability of the General Partners to timely invest net offering proceeds. Therefore, the interest of the General Partners in receiving such fees may conflict with the interest of the limited partners. The General Partners and their affiliates believe that their actions and decisions will be made in a manner consistent with their fiduciary duty to the Partnership.

     The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partners or any of their affiliates will not be the result of arm's-length negotiations although the General Partners believe that such agreements and arrangements will approximate those which would be arrived at through arm's-length negotiations. While the Partnership will make no loans to the General Partners or their affiliates, the Partnership may borrow money from the General Partners or their affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose.
The General Partners and their affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees) who may deal with the Partnership, although there are no present arrangements with respect thereto. However, the Partnership Agreement prohibits receipt of rebates or "give-ups" or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

Item 13. Exhibits and Reports on Form 8-K.

         (a) The following exhibits are included herein or incorporated by reference:

Number          Exhibit
------           -------
 2              Plan of Liquidation. (Filed as an exhibit to Registrants
                Form 8-K filed March 11, 1997 and incorporated by reference from Registrant's SEC File No. 33-44654C).

 4 Agreement of Limited Partnership of Registrant (Filed as Exhibit A of the Registrant's Prospectus dated May 7, 1992, as supplemented and incorporated by reference from Registrant's S.E.C. File No. 33-44654C).

27              Financial Data Schedule

         (b)  Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of 1996. (Subsequent reports on Form 8-K, incorporated by reference from Registrant's SEC File No. 33-44654C, filed March 11, 1997).

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II


                                By:  Captec Franchise Capital Corporation II
                                     General Partner


                                By:  /s/ Patrick L. Beach
                                     --------------------
                                     Patrick L. Beach
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer

                                     Date:  March 28,1997



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ Patrick L. Beach
      ------------------------------------
      Patrick L. Beach
      Chairman of the Board of Directors,
      President and Chief Executive Officer

Date: March 28, 1997


By:   /s/ W. Ross Martin
      ------------------------------------
      W. Ross Martin,
      Director, Vice President,
      Treasurer and Chief Financial Officer

Date: March 28, 1997

                                    INDEX TO
                              FINANCIAL STATEMENTS



                                                                Page
                                                                ----
Captec Franchise Capital Partners L.P. II and Subsidiary       F(a) - i


Captec Franchise Capital Corporation II                         F(b) - i

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
                                 AND SUBSIDIARY


             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                    F(a) - i

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
CONTENTS


                                                                                                        PAGES

REPORT OF INDEPENDENT ACCOUNTANTS..................................................................... F(a) - 1



FINANCIAL STATEMENTS:

Consolidated Balance Sheet............................................................................ F(a) - 2

Consolidated Statement of Operations.................................................................. F(a) - 3

Consolidated Statement of Changes in Partners' Capital................................................ F(a) - 4

Consolidated Statement of Cash Flows.................................................................. F(a) - 5

Notes to Consolidated Financial Statements..........................................  F(a) - 6 through F(a) - 11



                                   F(a) - ii

                                 [LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Franchise Capital Corporation II
Managing General Partner of
Captec Franchise Capital Partners L.P. II:

We have audited the accompanying consolidated balance sheet of Captec Franchise Capital Partners L.P. II and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Captec Franchise Capital Partners L.P. II and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In December 1996, a majority of the Limited Partners voted in favor of a Plan of Liquidation which proposed the sale of all the Partnership's assets to an affiliate of the Sponsor. As discussed in Note 8 of the financial statements, in January 1997 the Limited Partners received a liquidating distribution representing the net sale proceeds.



/s/Coopers & Lybrand L.L.P.

Detroit, Michigan
March 14, 1997


                                    F(a) - 1

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1996 and 1995


                                                                                        1996       1995
                                                                 ASSETS
Cash                                                                                    $12,775    $118,413
Investment in property under leases:
   Operating leases, net                                                                      0   1,900,963
   Financing leases, net                                                                357,411     498,184
Rent receivable                                                                             250         249
Unbilled rent                                                                                 0      69,890
Due from related parties                                                                332,584       7,584
Land and buildings available for operating leases                                     1,872,490           0

Total assets                                                                         $2,575,510  $2,595,283
                                                                                     ==========  ==========

                       LIABILITIES & PARTNERS' CAPITAL

LIABILITIES:
   Note payable                                                                        $742,425    $785,768
   Accounts payable                                                                         509         509
   Due to related parties                                                                29,725       1,800
   Operating lease rents received in advance                                                  0      13,500
   Security deposits held on leases                                                      19,081      43,131
                                                                                       --------    --------
Total liabilities                                                                       791,740     844,708
                                                                                       --------    --------
Partners' Capital:
Limited partners' capital accounts                                                    1,776,522   1,746,594
General partners' capital account                                                         7,248       3,981
                                                                                       --------    --------
Total partners' capital                                                               1,783,770   1,750,575
                                                                                       --------    --------
Total liabilities & partners' capital                                                $2,575,510  $2,595,283
                                                                                     ==========  ==========



The accompanying notes are an integral part of the consolidated financial statements.


                                   F(a) - 2

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 for the years ended December 31, 1996 and 1995



                                                                                1996            1995
Operating revenue:
   Rental income                                                             $  444,116         $  264,188
   Finance income                                                                69,578             77,870
                                                                             ----------         ----------
        Total operating revenue                                                 513,694            342,058
                                                                             ----------         ----------
Operating costs and expenses:
   Depreciation                                                                  28,473             28,462
   General and administrative                                                    84,138              9,568
                                                                             ----------         ----------
        Total operating costs and expenses                                      112,611             38,030
                                                                             ----------         ----------
        Income from operations                                                  401,083            304,028
                                                                             ----------         ----------
Other income (expense):
   Gain on sale of equipment                                                      3,652                  0
   Interest expense                                                             (79,309)           (83,553)
   Other                                                                          1,269              7,617
                                                                             ----------         ----------
        Total other income, net                                                 (74,388)           (75,936)
                                                                             ----------         ----------
Net income                                                                      326,695            228,092

Net income allocable to general partners                                          3,267              2,281
                                                                             ----------         ----------
Net income allocable to limited partners                                       $323,428           $225,811
                                                                             ==========         ==========
Net income per limited partnership unit                                          $83.34             $58.18
                                                                             ==========         ==========

Weighted average number of limited partnership
   units outstanding                                                              3,881              3,881
                                                                             ==========         ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                   F(a) - 3

           CAPTEC FRANCHISE CAPITAL PARTNERS L.P, II AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNER'S CAPITAL
               for the years ended December 31, 1996 and 1995

                                                                        Limited         General         Total
                                                                        Partners'       Partners'       Partners'
                                                                        Accounts        Account         Capital
                                                                       ---------        -------         -------
Balance, January 1, 1995                                               $ 1,756,483       $  1,700       $ 1,758,183

Distributions - ($60.73 per unit)                                         (235,700)             0          (235,700)

Net income                                                                 225,811          2,281           228,092
                                                                       -----------       --------       -----------
Balance, December 31, 1995                                               1,746,594          3,981         1,750,575

Distributions - ($75.63 per unit)                                         (293,500)             0          (293,500)

Net income                                                                 323,428          3,267           326,695
                                                                       -----------       --------       -----------
Balance, December 31, 1996                                             $ 1,776,522       $  7,248       $  1,783,770
                                                                       ===========       ========       ============


The accompanying notes are an integral part of the consolidatal statements.


                                   F(a) - 4

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the years ended December 31, 1996 and 1995



                                                                                                1996       1995
Cash flows from operating activities:
   Net Income                                                                                 $326,695   $228,092
   Adjustments to net income:
        Depreciation                                                                            28,473     28,462
        Decrease (increase) in unbilled rent                                                    69,890    (31,963)
        Gain on sale of equipment                                                               (3,652)         0
        Increase in payables                                                                    27,925     14,955
        Decrease in rental payments paid in advance                                            (13,500)         0
        (Decrease) increase in security deposits                                               (24,050)    21,798
                                                                                              --------    -------
Net cash provided by operating activities                                                      411,781    261,344
                                                                                              --------    -------
Cash flows from investing activities:
   Disposition of real estate for operating leases                                                   0    326,760
   Purchase of equipment for financing leases                                                        0   (425,284)
   Proceeds from sale of equipment                                                               7,400          0
   Decrease (increase) in receivables from related parties                                    (325,000)    24,126
   Reduction of net investment in financing leases                                             137,024     69,282
                                                                                              --------    -------
Net cash provided by (used in) investing activities                                           (180,576)    (5,116)
                                                                                              --------    -------
Cash flows from financing activities:
   Principal payments on note payable                                                          (43,343)   (39,099)
   Distributions to limited partners                                                          (293,500)  (235,700)
                                                                                              --------    -------
Net cash used in financing activities                                                         (336,843)  (274,799)
                                                                                              --------    -------
Net decrease in cash                                                                          (105,638)   (18,571)

Cash, beginning of year                                                                        118,413    136,984
                                                                                              --------    -------
Cash, end of period                                                                          $  12,775  $ 118,413
                                                                                             =========  =========



The accompanying notes are an integral part of the consolidated financial statements.

                                   F(a) - 5

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

    Captec Franchise Capital Partners L.P. II (the "Partnership") is a Delaware limited partnership formed on November 19, 1991 for the purpose of acquiring income-producing commercial real properties and equipment leased on a "triple net" basis, primarily to operators of national and regional franchised business. The Partnership has an investment in a joint venture, CFCP II, L.L.C., a limited liability company, of which it owns 61.4%. CFCP II, L.L.C. is accounted for as a subsidiary of the Partnership. The general partners of the Partnership are Captec Franchise Capital Corporation II (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec") and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsor. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec.

    The Partnership commenced a public offering of limited partnership interests ("Units") on May 7, 1992. A minimum of 2,300 Units and a maximum of 15,000 Units, priced at $500 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on April 4, 1994 and reached final funding on May 6, 1994. At December 31, 1996, 3,881 Units were issued and outstanding.

    In December 1996, a majority of the limited partners voted in favor of a Plan of Liquidation which proposed a sale of all the Partnership's assets to an affiliate of the Sponsor. See Note 8, Subsequent Event, for further discussion.

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

    B.   LAND AND BUILDING AVAILABLE FOR OPERATING LEASES:   Land and
         buildings available for operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful life (40 years).

                                    F(a) - 6

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED:

    C.   NET INVESTMENT IN FINANCING LEASES:   Leases classified as
         financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

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



                                    F(a) - 7

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates whereby the Sponsor provides various property and equipment management services for the Partnership. An acquisition fee is charged, not to exceed the lesser of five percent (5%) of the aggregate purchase price of properties and equipment or the customary charge by others rendering similar services. The Partnership paid $0 and $5,351 in acquisition fees during 1996 and 1995, respectively. The acquisition fees were capitalized into net investment in financing leases.

    A subordinated asset management fee may be charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative noncompounded return of eleven percent (11%) per annum on their adjusted invested capital. There were no subordinated asset management fees paid to the Sponsor during 1996 or 1995.

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidation fees paid to the Sponsor during 1996 or 1995.

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



                                    F(a) - 8

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LAND AND BUILDING ON OPERATING LEASES:

    In September 1996, the Partnership and the tenant/guarantor of one of the operating lease properties entered into an agreement whereby the Partnership took possession of the property and the tenant/guarantor paid $325,000 to the Partnership, recognized in rental income, in settlement of all obligations. In December 1996, a second operating lease was terminated due to default by the lessee. Accordingly, all related accrued receivable amounts for both leases have been fully reserved and related property balances have been reclassified to land and building available for operating leases.

    The net investment in land and building available for operating leases as of December 31, 1996 and net investment in operating leases as of December 31, 1995 is comprised of the following:


                                          1996             1995

        Land                           $  805,900       $  805,900
        Building and improvements       1,138,902        1,138,902
                                       ----------       ----------

                                        1,944,802        1,944,802
        Less accumulated depreciation     (72,312)         (48,839)
                                       ----------       ----------

        Total                          $1,872,490       $1,900,963
                                       ==========       ==========



5.  NET INVESTMENT IN FINANCING LEASES:

    The net investment in financing leases as of December 31, 1996 and 1995 is comprised of the following:


                                               1996           1995

      Minimum lease payments to be received  $387,912      $ 601,314
      Estimated residual value                 47,307         54,707
                                             --------      ---------

      Gross investment in financing leases    435,219        656,021
      Less unearned income                    (77,808)      (157,837)
                                             --------      ---------

      Net investment in financing leases     $357,411      $ 498,184
                                             ========      =========




                                    F(a) - 9

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  NET INVESTMENT IN FINANCING LEASES, CONTINUED:

    The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 1996:


   1997                                         $132,061
   1998                                          132,061
   1999                                          118,545
   2000                                            5,245
                                                --------

   Total                                        $387,912
                                                ========



6.  JOINT VENTURE:

    In order to more fully utilize its capital, the Partnership entered into a joint venture with an affiliate of Captec to acquire one net leased real property. As of December 31, 1996, the Partnership had invested approximately $491,000 in CFCP II, L.L.C., representing 61.4% ownership of the joint venture after selling a 38.6% share to an affiliate of Captec for $326,760.

    The joint venture's assets and liabilities approximated $800,000 and $0, respectively, at December 31, 1996. Revenues and expenses of the joint venture were approximately $60,000 and $9,600, respectively, for the year ended December 31, 1996.

    In 1996 and 1995, the Partnership accounted for its investment in CFCP II, L.L.C. on a flow-through basis, whereby the Partnership's share (61.4% for 1996 and 1995) of the assets and liabilities and income and expense of CFCP II, L.L.C. were reflected in the Partnership's financial statements.


7.  NOTE PAYABLE:

    The Partnership has a note payable to a financial institution with a principal balance as of December 31, 1996 of $742,425. This note bears interest at a fixed rate of 10.35 percent per annum and is payable in equal monthly installments of $10,221 with a balloon payment for all remaining principal, approximately $603,000, due in October 1999. This note is collateralized by a mortgage in the Partnership's two real estate investments.


                                   F(a) - 10

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  NOTE PAYABLE, CONTINUED:

    At December 31, 1996, annual maturities of the note payable are as follows:


Year ending December 31:
 1997                                                $48,051
 1998                                                 53,261
 1999                                                641,113
                                                    --------

 Total                                              $742,425
                                                    ========



8.  SUBSEQUENT EVENT:

    In January 1997, the Partnership entered into an agreement with its affiliate, Captec Net Lease Realty, Inc. ("Realty") to sell the assets of the Partnership to Realty for the sum of $2,760,000. Upon closing, the Partnership agreed to pay its liabilities and distribute the remaining funds in accordance with the Partnership Agreement.

    In conjunction with the sale and after receipt of the net sale proceeds therefrom, the Partnership made a distribution to its limited partners in January 1997, totaling $2,000,569, which represented the net funds available for the liquidation of the partnership units. In addition, the general partners contributed their respective investments in the Partnership to the limited partners.

    Use of proceeds of the sale and partners' capital following the liquidation are as follows:


Sale price of assets sold                                         $ 2,760,000
Plus: cash at December 31, 1996                                        12,775
Less:   repayment of note payable                                     742,425
        repayment of net amounts due to related parties                22,141
        loan prepayment penalty and other                               7,640
                                                                   ----------

Proceeds available for distribution                               $ 2,000,569
                                                                  ===========

                                                           Limited                 General
                                                        --------------      ----------------
Partners' capital at December 31, 1996                  $   1,776,522        $     7,248
Excess of sale price over book value of assets sold           216,799                -
Contribution of general partners' interests                     7,248             (7,248)
Distribution of net proceeds                               (2,000,569)               -
                                                      ---------------        ---------------

Partners' capital after liquidation                     $      -             $       -
                                                      ===============        ===============




                                   F(a) - 11

                    CAPTEC FRANCHISE CAPITAL CORPORATION II


                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                    F(b) - i

CAPTEC FRANCHISE CAPITAL CORPORATION II
CONTENTS


                                                                                                        PAGES

REPORT OF INDEPENDENT ACCOUNTANTS  ..................................................................... F(b) - 1



FINANCIAL STATEMENTS:

Balance Sheet........................................................................................... F(b) - 2

Statement of Operations ................................................................................ F(b) - 3

Statement of Cash Flows................................................................................. F(b) - 4

Statement of Changes in Stockholders' Equity............................................................ F(b) - 5

    Notes to Financial Statements....................................................... (b) - 6 through F(b) - 7



                                   F(b) - ii

                                 [LETTERHEAD]









REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Franchise Capital Corporation II:

We have audited the accompanying balance sheet of Captec Franchise Capital Corporation II as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Corporation II as of December 31, 1995 and 1994, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In December, 1996, a Majority of the Limited Partners of Captec Franchise Capital Partners, L.P. II voted in favor of a Plan of Liquidation which proposed sale of all the Partnership's assets to an affiliate of the Sponsor. As discussed in Note 3 of the financial statements, in January 1997, the Limited Partners received a liquidating distribution representing the net sale proceeds.


/s/Coopers & Lybrand L.L.P.


Detroit, Michigan
March 14, 1997





                                    F(b) - 1

                    CAPTEC FRANCHISE CAPITAL CORPORATION II
                                 BALANCE SHEET
                           December 31, 1996 and 1995



                                                                                        1996            1995
                             ASSETS
Cash                                                                                 $    837        $  $953
Income tax receivable                                                                     263              -
Investment in partnership                                                               3,624          1,990
                                                                                     --------        -------

Total assets                                                                         $  4,724        $ 2,943
                                                                                     ========        =======

               LIABILITIES & STOCKHOLDERS' EQUITY

Total liabilities:
   Payable to affiliate                                                              $  5,122        $ 2,641
   Income tax payable                                                                       -             37
                                                                                     --------        -------
Total liabilities                                                                       5,122          2,678
                                                                                     --------        -------
Stockholders' equity:
Common stock, $1 par value; 100 shares authorized,
   issued and outstanding                                                                 100            100
Paid-in capital                                                                           400            400
Retained earnings (accumulated deficit)                                                  (898)          (235)
                                                                                     --------        -------
Total stockholders' equity                                                               (398)           265
                                                                                     --------        -------
Total liabilities & stockholders' equity                                             $  4,724        $ 2,943
                                                                                     ========        =======


The accompanying notes are an integral part of the financial statements.

                                   F(b) - 2

                   CAPTEC FRANCHISE CAPITAL CORPORATION II
                           STATEMENT OF OPERATIONS
               for the years ended December 31, 1996 and 1995


                                                                                              1996              1995
Investment income from partnership                                                           $  1,634           $  1,140

General and administrative                                                                      2,597              1,736
                                                                                             --------           --------
  Net loss before taxes                                                                          (963)              (596)

Income tax provision                                                                             (300)              (203)
                                                                                             --------           --------
  Net loss                                                                                   $   (663)          $   (393)
                                                                                             ========           ========


The accompanying notes are an integral part of the financial statements.

                                   F(b) - 3

                    CAPTEC FRANCHISE CAPITAL CORPORATION II
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 for the years ended December 31, 1996 and 1995



                                                                                        RETAINED
                                                                                        EARNINGS
                                                        COMMON          PAID-IN         (ACCUM.
                                                        STOCK           CAPITAL         DEFICIT         TOTAL
Balance, January 1, 1995                                $  100          $   400         $   158         $  658

Net income                                                   -                -            (393)          (393)
                                                        ------          -------         --------        -------
Balance, December 31, 1995                                 100              400            (235)           265

Net loss                                                     -                -            (663)          (663)
                                                        ------          -------         --------        -------
Balance, December 31, 1996                              $  100          $   400         $   (898)       $ (398)
                                                        ======          =======         =========       =======


The accompanying notes are an integral part of the financial statements.


                                  F(b) - 4

                   CAPTEC FRANCHISE CAPITAL CORPORATION II
                           STATEMENT OF CASH FLOWS
               for the years ended December 31, 1996 and 1995



                                                                                              1996        1995
Cash flows from operating activities:
   Net loss                                                                                   $  (663)     $   (393)
   Adjustments to net loss:
      Undistributed income from partnership                                                     (1,634)      (1,140)
      Increase in income tax receivable                                                           (263)           -
      Decrease in income tax payable                                                               (37)        (203)
                                                                                              ---------    ---------
Net cash used in operating activities                                                           (2,597)      (1,736)
                                                                                              ---------    ---------
Cash flows from financing activities, proceeds from
   borrowings from affiliates                                                                    2,482        1,641
                                                                                              ---------    ---------
Net decrease in cash                                                                              (115)         (95)

Cash, beginning of year                                                                            952        1,048
                                                                                              ---------    ---------
Cash, end of period                                                                           $    837     $    953
                                                                                              =========    =========


The accompanying notes are an integral part of the financial statements.

                                                F(b) - 5

                    CAPTEC FRANCHISE CAPITAL CORPORATION II
                         NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

    Captec Franchise Capital Corporation II (the "Corporation") is a Michigan corporation organized on November 18, 1991. The Corporation was formed for the purpose of serving as the managing general partner of Captec Franchise Capital Partners L.P. II (the "Partnership"), a Delaware limited partnership.

    The Corporation is a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec"). Captec has paid $500 in cash to the Corporation for the purchase of all 100 shares of common stock of the Corporation. As a general partner of the Partnership, the Corporation has contributed $100 to the capital of the Partnership. Patrick L. Beach is also a general partner of the Partnership and is the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. Each general partner, hereinafter collectively referred to as the Sponsor, has a 0.5 percent share in the Partnership's net income or loss.

    The Partnership undertook a public offering of limited partnership interests ("Units") in 1992. A minimum of 2,300 Units and a maximum of 15,000 Units, priced at $500 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on April 4, 1994 and reached final funding on May 6, 1994, with the issuance of 3,881 Units.

    In December 1996, a majority of the limited partners voted in favor of a Plan of Liquidation which proposed a sale of all the Partnership's assets to an affiliate of the Sponsor. See Note 8, Subsequent Events, for further discussion.

    Affiliates of the Corporation are expected to provide various services to the Partnership and will be paid certain fees for such services as specified in the Partnership Agreement.

    Following is a summary of the Corporation's significant accounting principles:

    A.   INCOME TAXES:   The Corporation reports its income for federal
         income tax purposes in the consolidated tax return of Captec. Income taxes are allocated by Captec to the Corporation on the separate return basis. The Corporation's income tax expense reflected in the statement of operations and that computed by applying the statutory federal income tax rate are approximately equal. Deferred income taxes, for financial reporting purposes, are not material.

    B.   ESTIMATES:   The preparation of financial statements in
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                    F(b) - 6

                    CAPTEC FRANCHISE CAPITAL CORPORATION II
                         NOTES TO FINANCIAL STATEMENTS


2.   OPERATIONS:

    The Corporation's only source of revenue in 1996 and 1995 was from its investment in the Partnership. See the accompanying financial statements of the Partnership. The Corporation's expenses in 1996 and 1995 were the result of professional fees and bank service charges.

3.   SUBSEQUENT EVENT

    In January 1997, the Partnership entered into an agreement with its affiliate, Captec Net Lease Realty Inc. ("Realty"), to sell the assets of the Partnership for the sum of $2,760,000. Upon closing, the Partnership agreed to pay its liabilities and distribute the remaining funds in accordance with the Partnership Agreement.

    In conjunction with the sale, the Partnership made a distribution to its limited partners in January 1997 totaling $2,000,569, which represented the estimated net sale proceeds of the partnership units. In addition, the general partners contributed their respective investments in the Partnership to the limited partners.

    Use of proceeds of the sale and partners' capital following the liquidation are as follows:


Sale price of assets sold                                       $ 2,760,000
Plus: cash at December 31, 1996                                      12,775
Less: repayment of note payable                                     742,425
      repayment of net amounts due to related parties                22,141
      loan prepayment penalty and other                              7,640
                                                                -----------

Proceeds available for distribution                             $ 2,000,569
                                                               ============

                                                           Limited            General
                                                         ------------       ------------
Partners' capital at December 31, 1996                   $  1,776,522        $   7,248
Excess of sale price over book value of assets sold           216,799              -
Contribution of general partners' interests                     7,248           (7,248)
Distribution of net proceeds                               (2,000,569)             -
                                                     ----------------       ------------

Partners' capital after liquidation                      $      -            $     -
                                                     ================       ============






                                    F(b) - 7

                                EXHIBIT INDEX




                                                             SEQUENTIALLY
EXHIBIT                                                        NUMBERED
NUMBER                          DESCRIPTION                     PAGE
--------                        -----------                  --------------
27      --              Financial Data Schedule