Form 10QSB
period 1997-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS LP II
filed 1997-05-20
CIK 882364

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   EXCHANGE ACT


For the transition period from            to
                               ----------    ----------

Commission file number 33-44654-C


                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
--------------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)
Delaware                                                  38-3019164
--------------------------------------------------------------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification Number)


               24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                P.O. Box 544, Ann Arbor, Michigan  48106-0544
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                               (313)  994-5505
--------------------------------------------------------------------------------
                         (Issuer's telephone number)

                                Not Applicable
--------------------------------------------------------------------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Not Applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   Not Applicable

Transitional Small Business Disclosure Format (check one)  Yes      No X
                                                               ---    ---

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II

                              INDEX TO FORM 10-QSB






PART I          FINANCIAL INFORMATION                                    Page
-------------------------------------


Item 1.         Financial Statements.......................................1

                Consolidated Balance Sheet, March 31, 1997.................2

                Consolidated Statement of Operations for the
                three month periods ended March 31, 1997 and 1996..........3

                Consolidated Statement of Cash Flows for the
                nine month periods ended March 31, 1997 and 1996...........4

                Notes to Financial Statements..............................5

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................9


PART II         OTHER INFORMATION
---------------------------------

Item 1.         Legal Proceedings.........................................11

Item 2.         Changes in Securities.....................................11

Item 3.         Defaults Upon Senior Securities...........................11

Item 4.         Submission of Matters to a Vote of Security Holders.......11

Item 5.         Other Information.........................................11

Item 6.         Exhibits and Reports on Form 8-K..........................11


SIGNATURES................................................................12
----------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The consolidated balance sheet of Captec Franchise Capital Partners L.P. II (the "Partnership") as of March 31, 1997 and the consolidated statements of operations and cash flows for the periods ending March 31, 1997 and 1996 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

     These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Partnership's report on Form 10-KSB for the fiscal year ended December 31, 1996.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997
                                  (Unaudited)


                                     ASSETS

Cash                                                             $ 181
                                                                 -----
Total assets                                                     $ 181
                                                                 =====

                       LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Due to related parties                                        $ 181
                                                                 -----
Total liabilities                                                  181
                                                                 -----
Partners' Capital:
   Limited partners' capital accounts                                -
   General partner's capital accounts                                -
                                                                 -----
Total partners' capital                                              -
                                                                 -----
Total liabilities & partners' capital                            $ 181
                                                                 =====



The accompanying notes are an integral part of the consolidated financial statements.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
           for the three month periods ended March 31, 1997 and 1996
                                  (Unaudited)



                                                   1997         1996
Operating revenue:
   Rental income                                  $      -     $ 71,507
   Finance income                                        -       18,781
                                                  --------     --------
        Total operating revenue                          -       90,288
                                                  --------     --------
Operating costs and expenses:
   Depreciation                                          -        7,118
   General and administrative                            -        4,357
                                                  --------     --------
        Total operating costs and expenses               -       11,475
                                                  --------     --------
        Income from operations                           -       78,813
                                                  --------     --------
Other income (expense):
   Gain on sale of assets                          216,756            -
   Interest expense                                      0      (20,242)
   Other                                                44          525
                                                  --------     --------
        Total other income, net                    216,800      (19,717)
                                                  --------     --------
Net income                                         216,800       59,096

Net income allocable to general partners             2,168          591
                                                  --------     --------
Net income allocable to limited partners          $214,632     $ 58,505
                                                  ========     ========
Net income per limited partnership unit           $  55.30     $  15.07
                                                  ========     ========
Weighted average number of limited partnership
   units outstanding                                 3,881        3,881
                                                  ========     ========



The accompanying notes are an integral part of the consolidated financial statements.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
           for the three month periods ended March 31, 1997 and 1996
                                  (Unaudited)



                                                                     1997          1996
Cash flows from operating activities:
   Net Income                                                    $   216,800      $ 59,096
   Adjustments to net income:
        Gain on sale of assets                                      (216,756)            -
        Depreciation                                                       -         7,118
        Increase in unbilled rent                                          -       (16,155)
        Decrease (increase) in receivables                               250        (4,951)
        Increases in payables                                           (509)            -
        Security deposits received                                         -             -
                                                                 -----------      --------
Net cash provided by operating activities                               (215)       45,108
                                                                 -----------      --------
Cash flows from investing activities:
   Disposition of real estate subject to operating leases          2,335,000             -
   Disposition of equipment subject to financing leases              425,000             -
   Reduction of net investment in financing leases                         -        19,318
                                                                 -----------      --------
Net cash provided by (used in) investing activities                2,760,000        19,318
                                                                 -----------      --------
Cash flows from financing activities:
   Liquidation payments to limited partners                       (2,000,570)            -
   Retirement of note payable (by assumption)                       (749,849)            -
   Decrease in due from related parties                                7,584             -
   (Decrease) increase in due to related parties                     (29,544)        1,150
   Principal payments on note payable                                      -       (10,421)
   Distributions to limited partners                                       -       (61,000)
                                                                 -----------      --------
Net cash used in financing activities                             (2,772,379)      (70,271)
                                                                 -----------      --------
Net increase in cash                                                 (12,594)       (5,845)

Cash, beginning of period                                             12,775       118,413
                                                                 -----------      --------
Cash, end of period                                              $       181      $112,568
                                                                 ===========      ========



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

    On January 29, 1997 the Partnership sold two net leased real estate properties (including land and building) for $2,335,000 and three net leased equipment packages for $425,000 (the "Sale of Assets") to Captec Net Lease Realty, Inc., a Michigan corporation ("Purchaser") and an affiliate of the Corporation. The sale was effective as of January 1, 1997. All rights and obligations under the leases were assigned to the Purchaser.
    The total sale price of $2,760,000 (the "Sale Price") included a $325,000 settlement paid to the Partnership by Tropicana Taco Cabana, Ltd., which amount was transferred to the Purchaser in the sale. In addition, the Purchaser assumed the note payable to Heller Financial, Inc. with a principal balance as of January 29, 1997 of $742,425 and assumed the accrued liability of $7,424 related to a prepayment premium on the note.

    The sale price was determined by valuing the properties in excess of recent MAI appraisals and by valuing the equipment leases by computing the net present value of the remaining rental payments due under those leases and estimated residual values of such equipment.

    The Sale of Assets was recommended by the Corporation in a Plan of Liquidation dated November 18, 1996 (the "Plan") which was mailed to all limited partners and which required a vote in favor of the Plan prior to proceeding with the sale. The Plan was approved by a majority of the limited partners on December 23, 1996.

    Simultaneous with the Sale of Assets, after paying all expenses of the Partnership, the Partnership was liquidated. The liquidation resulted in a final distribution to the limited partners on January 28, 1997 in the amount of $2,000,570; or $515.47 per Unit. As of March 31, 1997, all of the Partnership's accounts have been liquidated, expect for the payment of $181 due to affiliates, which disbursement will be made in the following quarter.

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

    B.   LAND AND BUILDING SUBJECT TO OPERATING LEASES:   Land and
         buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful life (40 years).

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

    The Partnership distributed $2,000,570 during the three month period ended March 31, 1997 from net sale proceeds from the Sale of Assets (see Note 1). This distribution was the final liquidating distribution, which resulted in the return of all investor capital, plus gains thereon.


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    As discussed in Note 1, the Sale of Assets was consummated with an affiliate of the Corporation. The Purchaser and the Corporation have the following common directors, shareholders and officers: Patrick L. Beach and
    W. Ross Martin.

    The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.


4.  LAND AND BUILDING SUBJECT TO OPERATING LEASES:

    As a result of the Sale of Assets (see Note 1), there was no investment in operating leases as of March 31, 1997.


5.  NET INVESTMENT IN FINANCING LEASES:

    As a result of the Sale of Assets (see Note 1), there was no investment in financing leases as of March 31, 1997.

            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. II AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  NOTE PAYABLE:

    In conjunction with the Sale of Assets (see Note 1), the Purchaser assumed the note payable with a principal balance as of January 29, 1997 of $742,425 and assumed the accrued liability of $7,424 related to a prepayment premium on the note. This note bears interest at a fixed rate of 10.35 percent per annum and is payable in equal monthly installments of $10,221 with a balloon payment for all remaining principal, approximately $603,000, due in October 1999. This note is secured by a mortgage in the two real estate investments which were purchased by the Purchaser as part of the Sale of Assets.

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

     On January 29, 1997 the Partnership sold two net leased real estate properties (including land and building) for $2,335,000 and three net leased equipment packages for $425,000 (the "Assets") to Captec Net Lease Realty, Inc., a Michigan corporation ("Purchaser") and an affiliate of Captec Franchise Capital Corporation II, the managing general partner of the Partnership ("Managing General Partner"). The sale was effective as of January 1, 1997. The Purchaser and the Managing General Partner of the Partnership have the following common directors, shareholders and officers: Patrick L. Beach and W. Ross Martin.

     All rights and obligations under the leases were assigned to the Purchaser. The total sale price of $2,760,000 (the "Sale Price") included a $325,000 settlement paid to the Partnership by Tropicana Taco Cabana, Ltd., which amount was transferred to the Purchaser in the sale. In addition, the Purchaser assumed the note payable to Heller Financial, Inc. with a principal balance as of January 29, 1997 of $742,425 and assumed the accrued liability of $7,424 related to a prepayment premium on the note.

     The Sale Price was determined by valuing the properties in excess of recent MAI appraisals and by valuing the equipment leases by computing the net present value of the remaining rental payments due under those leases and estimated residual values of such equipment.

     The sale of the Assets was recommended by the Managing General Partner of the Partnership in a Plan of Liquidation dated November 18, 1996 (the "Plan") which was mailed to all limited partners and which required a vote in favor of the Plan prior to proceeding with the sale. The Plan was approved by a majority of the limited partners on December 23, 1996.

     Simultaneous with the sale, after paying all expenses of the Partnership, the Partnership was liquidated. The liquidation resulted in a final distribution to the limited partners on January 28, 1997 in the amount of $2,000,569; or $515.47 per Unit. As of March 31, 1997, all of the
Partnership's accounts have been liquidated, expect for the payment of $181 due to affiliates, which disbursement will be made in the following quarter.

Description of the Assets Sold:

     The Partnership sold the land and a 3,800 square foot building located at 3575 West Tropicana Blvd., Las Vegas Nevada (the "Las Vegas Property") for $1,755,000. At the time of sale, the Partnership obtained an independent MAI appraisal on the Las Vegas Property. The appraised value as of November 1996 was $1,100,000.

     The Partnership sold its interest in CFCP II (the "Joint Venture"), a joint venture which was formed for the sole purpose of acquiring the land and 3,400 square foot building located at 13606 Bruce B. Downs Blvd., Tampa, Florida (the "Tampa Property"). The Partnership obtained an independent MAI appraisal on the Tampa Property reflecting the value attributable to the Partnership interest of $490,590, as of November 1996.

     The Partnership sold three equipment packages that are currently under lease to various tenants for a total of $425,000. The Partnership sold a modular building, which is classified as equipment, being used in the operation of a Checkers Drive-In-Restaurant located in Kissimme, Florida for $132,000; restaurant equipment being used in the operation of a Schlotsky's Deli located at 2835 N. Memorial Parkway, Huntsville, Alabama for $88,000; and restaurant equipment being used in the operation of an Italian Oven located at Cedar Knoll Galleria, Ashland, Kentucky for $205,000.

Results of Operations:

     For the three month period ended March 31, 1997, the Partnership earned revenues totaling approximately $217,000, compared to approximately $91,000 for the corresponding period of the preceding year. The increase in year-to-date revenues over the prior year's period was due to the effects of the sale of the Partnership assets, which resulted in a gain on sale.

     For the three month period ended March 31, 1997, the Partnership incurred no expenses, compared to $32,000 for the corresponding period of the preceding year. The decline in expenses over the prior year's period was due to the effects of the sale of the Partnership assets, which resulted in the cessation of operating expenses as of January 1, 1997.

     For the three month period ended March 31, 1997, the Partnership earned net income of approximately $217,000, compared to approximately $59,000 for the corresponding period of the preceding year. The increase in year-to-date net income over the prior year's period was due to the effects of the sale of the Partnership assets.

     During the three month period ended March 31, 1997, the Partnership made distributions to the limited partners totaling $2,000,570, which represented distribution the net proceeds from the sale of the Partnership assets.

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

                None

Item 5.         Other Information

                None

Item 6.         Exhibits and Reports on Form 8-K


                (a)  Exhibits.

                Exhibit 27 - Financial Data Schedule

                (b) Reports on Form 8-K. (Incorporated by reference from Registrant's SEC File No. 33-44654C, dated January 29, 1997).

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



                             By: Captec Franchise Capital Corporation II Managing General Partner of
                                     Captec Franchise Capital Partners L.P. II





                             By:     /s/  W. Ross Martin
                                     -----------------------------------------
                                     W. Ross Martin
                                     Chief Financial Officer and Vice President,
                                     a duly authorized officer

                             Date:   May 19, 1997